Form 10-Q
period 2012-01-31
RealEstate Pathways, Inc.
filed 2012-03-14
CIK 1535469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2012

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number 333-178517

RealEstate Pathways, Inc.
(Name of Small Business Issuer in its charter)

Wyoming	7311	27-2300669
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer ID No.)

2114 West Apache Trail
Apache Junction, Arizona 85120
P. 480.382.2212
 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of March 13, 2012 there were 1,300,000 shares of Common Stock, par value $0.001 were issued and outstanding.

RealEstate Pathways, Inc.
For the fiscal quarter ended
January 31, 2012

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Company)
Unaudited Financial Statements
For the Three Months Ended January 31, 2012 and the
Period of September 30, 2011 (Inception) to January 31, 2012

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Balance Sheets

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$587	$4,357
Prepaid expenses	224	257
Total current assets	811	4,614

Total assets	$811	$4,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,300,000 issued and outstanding	1,300	1,300
Additional paid in capital	3,900	3,900
Deficit accumulated during the development stage	(4,389)	(586)
Total stockholders' equity	811	4,614

Total liabilities and stockholders' equity	$811	$4,614

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

	Three months ended January 31, 2012	Period of September 30, 2011 (Inception) to January 31, 2012

Revenue	$-	$-

Expenses
Professional fees	3,740	3,740
General and administrative	63	649
Total expenses	3,803	4,389

Net loss	$(3,803)	$(4,389)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	1,300,000

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Three months ended January 31, 2012	Period of September 30, 2011 (Inception) to January 31, 2012

Cash flows from operating activities
Net loss	$(3,803)	$(4,389)
Changes in operating assets:
Prepaid expenses	33	(224)
Net cash used in operating activities	(3,770)	(4,613)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from common stock issuances	-	5,200
Net cash provided by financing activities	-	5,200

Net change in cash	(3,770)	587
Cash at beginning of period	4,357	-
Cash at end of period	$587	$587

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

 RealEstate Pathways, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended January 31, 2012 and the
Period of September 30, 2011 (Inception) to January 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows January 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2011 audited financial statements.  The results of operations for the period ended January 31, 20120 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended October 31, 2011 included in our registration statement filed on December 15, 2011 with amendments thereto on From S-1.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

RealEstate Pathways, Inc. was incorporated in the State of Wyoming on September 30, 2011.  March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common shares at a fixed price of $0.04 per share.  Currently, the Company has not sold any shares to the public through its registered offering. We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

Plan of Operations

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and attempting to raise capital through our registered offering for the furtherance of our proposed business plan.  We must raise capital to support our ongoing existence while we attempt to develop our business.  We cannot assure you that we will be able to complete additional financings successfully and failure to do so would result in business failure and a complete loss of any investment made into the Company.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Results of Operations

Three Months Ended January 31, 2012. We had no revenue for the three months ended January 31, 2012.  We incurred expenses of $63 in administrative fees and $3,740 in professional fees with total expenses for this period of $3,803.  Our weighted average shares outstanding for this period was 1,300,000.

September 30, 2011 (Inception) to January 3, 2012. We have had no revenue since inception.  Since inception we have incurred expenses of $649 in administrative fees and $3,740 in professional fees with total expenses $4,389.  The professional fees incurred were associated with initial start-up costs and the costs of completing the registration statement filed in December 2011.

Liquidity and Capital Resources

As discussed above, we have had no revenues from business operations and have accumulated a deficit of $4,389 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

Going Concern

Our operating losses raise substantial doubt about our ability to continue as a going concern.  We plan to raise capital through our registered offering over the next three to six months, we must be successful in accomplishing this task in order to continue as a going concern.  However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  Without such additional capital, there is doubt as to whether we will continue as a going concern.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Not required of smaller reporting companies.

Item 4T.	Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2011 the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended January 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers material.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

●
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.  The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
Not required of smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.
(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealEstate Pathways, Inc.

Date: March 14, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: March 14, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
President and Chief Executive Officer