Form 10-Q
period 2012-04-30
RealEstate Pathways, Inc.
filed 2012-06-08
CIK 1535469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

As of April 7, 2012 there were 1,300,000 shares of Common Stock, par value $0.001 were issued and outstanding.

RealEstate Pathways, Inc.
For the fiscal quarter ended
April 30, 2012

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALESTATE PATHWAYS, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended April 30, 2012 and the
Period of September 30, 2011 (Inception) to April 30, 2012

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Balance Sheets

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$144	$4,357
Prepaid expenses	192	257
Total current assets	336	4,614

Total assets	$336	$4,614

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Related party loan	$3,375	$-
Total liabilities	3,375	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,300,000 issued and outstanding	1,300	1,300
Additional paid in capital	3,900	3,900
Deficit accumulated during the development stage	(8,239)	(586)
Total stockholders' equity (deficit)	(3,039)	4,614

Total liabilities and stockholders' equity (deficit)	$336	$4,614

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

	Three months ended April 30, 2012	Six months ended April 30, 2012	Period of September 30, 2011 (Inception) to April 30, 2012

Revenue	$-	$-	$-

Expenses
Professional fees	3,773	7,513	7,513
General and administrative	77	140	726
Total expenses	3,850	7,653	8,239

Net loss	$(3,850)	$(7,653)	$(8,239)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	1,300,000	1,300,000

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended April 30, 2012	Period of September 30, 2011 (Inception) to April 30, 2012

Cash flows from operating activities
Net loss	$(7,653)	$(8,239)
Changes in operating assets:
Prepaid expenses	65	(192)
Net cash used in operating activities	(7,588)	(8,431)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loan	3,375	3,375
Proceeds from common stock issuances	-	5,200
Net cash provided by financing activities	3,375	8,575

Net change in cash	(4,213)	144
Cash at beginning of period	4,357	-
Cash at end of period	$144	$144

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

 RealEstate Pathways, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended April 30, 2012 and the
Period of September 30, 2011 (Inception) to April 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows April 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2011 audited financial statements.  The results of operations for the period ended April 30, 2012 are not necessarily indicative of the operating results for the full years.

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

On February 24, 2012, the Company nominated and elected Karin du Plooy as Secretary (age 51).  Since 1998, Ms. du Plooy has worked as an Operational Director with Zelpy 2098 (Pty) Ltd t/a Zelpy Promotion Services.  Ms. du Plooy plans to initially devote approximately 10-12 hours per week to the Company.  The Company believes that Ms. du Plooy’s experience within business operations and promotion will be a great asset to the Company as it moves forward with its business plan.

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

Development Stage.  We are in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2012, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

Results of Operations

Six Months Ended April 30, 2012. We had no revenue for the six months ended April 30, 2012.  We incurred expenses of $140 in administrative fees and $7,513 in professional fees with total expenses for this period of $7,653.  Our weighted average shares outstanding for this period was 1,300,000.

September 30, 2011 (Inception) to April 30, 2012. We have had no revenue since inception.  Since inception we have incurred expenses of $726 in administrative fees and $7,513 in professional fees with total expenses $8,239.  The professional fees incurred were associated with initial start-up costs, the costs of completing the registration statement filed in December 2011 and the reporting required filings.

Liquidity and Capital Resources

As discussed above, we have had no revenues from business operations and have accumulated a deficit of $8,239 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

Going Concern

Our operating losses raise substantial doubt about our ability to continue as a going concern.  We plan to raise capital through our registered offering over the next three months; we must be successful in accomplishing this task in order to continue as a going concern.  However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  Without such additional capital, there is doubt as to whether we will continue as a going concern.

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

As of April 30, 2012 the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended April 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers material.

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

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
Not required of smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None.

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealEstate Pathways, Inc.

Date: June 8, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: June 8, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
President and Chief Executive Officer