Form 10-Q
period 2012-07-31
RealEstate Pathways, Inc.
filed 2012-08-31
CIK 1535469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number 000-54746

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

As of August 31, 2012 there were 1,504,057 shares of Common Stock, par value $0.001 were issued and outstanding.

RealEstate Pathways, Inc.
For the fiscal quarter ended
July 31, 2012

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

REALESTATE PATHWAYS, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended July 31, 2012 and the
Period of September 30, 2011 (Inception) to July 31, 2012

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Balance Sheets

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,028	$4,357
Prepaid expenses	159	257
Total current assets	5,187	4,614

Total assets	$5,187	$4,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$145	$-
Related party loan	3,375	-
Total liabilities	3,520	-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,504,057 and 1,300,000 issued and outstanding at July 31, 2012 and October 31, 2011	1,504	1,300
Additional paid in capital	10,418	3,900
Deficit accumulated during the development stage	(10,255)	(586)
Total stockholders' equity	1,667	4,614

Total liabilities and stockholders' equity	$5,187	$4,614

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

	Three months ended July 31, 2012	Nine months ended July 31, 2012	Period of September 30, 2011 (Inception) to July 31, 2012

Revenue	$-	$-	$-

Expenses
Professional fees	1,945	9,458	9,458
General and administrative	71	211	797
Total expenses	2,016	9,669	10,255

Net loss	$(2,016)	$(9,669)	$(10,255)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	1,377,630	1,326,066

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Nine months ended July 31, 2012	Period of September 30, 2011 (Inception) to July 31, 2012

Cash flows from operating activities
Net loss	$(9,669)	$(10,255)
Changes in operating assets and liabilities:
Prepaid expenses	98	(159)
Accounts payable	145	145
Net cash used in operating activities	(9,426)	(10,269)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loan	3,375	3,375
Proceeds from common stock issuances	6,722	11,922
Net cash provided by financing activities	10,097	15,297

Net change in cash	671	5,028
Cash at beginning of period	4,357	-
Cash at end of period	$5,028	$5,028

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

 RealEstate Pathways, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended July 31, 2012 and the
Period of September 30, 2011 (Inception) to July 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2011 audited financial statements.  The results of operations for the period ended July 31, 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2012, the Company issued 204,057 shares of its common stock for total cash proceeds of $6,722. There were 1,504,057 common shares issued and outstanding at July 31, 2012.

NOTE 4 – SUBSEQUENT EVENTS

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

Overview

RealEstate Pathways, Inc. was incorporated in the State of Wyoming on September 30, 2011.  March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common shares at a fixed price of $0.04 per share.  During the three months ended July 31, 2012, the Company sold and issued 204,057 shares of its common stock for total cash proceeds of $6,722. There were 1,504,057 common shares issued and outstanding at July 31, 2012.  We currently devote substantially all of our efforts to continued financial planning, raising capital and developing markets as we continue to be in the development stages of our business.

Plan of Operations

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and raising capital through our registered offering for the furtherance of our proposed business plan.  We must raise additional capital to support our ongoing existence while we attempt to develop our business.  We cannot assure you that we will be able to secure adequate financings successfully in order to begin operations and failure to do so would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

Nine Months Ended July 31, 2012. We had no revenue for the nine months ended July 31, 2012.  We incurred expenses of $211 in administrative fees and $9,458 in professional fees with total expenses for this period of $9,669.  Our weighted average shares outstanding for this period was 1,326,066.

September 30, 2011 (Inception) to July 31, 2012. We have had no revenue since inception.  Since inception we have incurred expenses of $797 in administrative fees and $9,458 in professional fees with total expenses $10,255. The professional fees incurred were associated with initial start-up costs, the costs of completing the registration statement filed in December 2011 and the reporting required filings.

Liquidity and Capital Resources

We have had no revenues from business operations and have accumulated a deficit of $10,255 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.  Investors must be aware if we are unable to raise additional capital and/or we are unsuccessful in launching our proposed business any investment made into the Company would be lost in its entirety.

Going Concern

Our operating losses raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that adequate capital can and will be raised sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  Without such additional capital, there is doubt as to whether we will continue as a going concern.

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

As of July 31, 2012 the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended July 31, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers material.

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

RealEstate Pathways, Inc.

Date: August 31, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: August 31, 2012	By:	/s/ Eric K. Lindberg
Eric K. Lindberg
President and Chief Executive Officer