Form 10-K
period 2012-10-31
RealEstate Pathways, Inc.
filed 2012-12-12
CIK 1535469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2012
or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number: 000-54746

REALESTATE PATHWAYS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	27-2300669
State of Incorporation	(IRS Employer Identification No.)

2114 West Apache Trail Apache Junction, Arizona	85120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (480.382.2212)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the
Securities Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or
15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes |X |  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Large accelerated filer [  ]   Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X] No |_|

As of December 7, 2012, the registrant had 1,504,057 shares issued and outstanding and the aggregate value of voting and no-voting common equity held by non-affiliates was $15,041 based upon the bid price as quoted on the OTCBB as of that date.

PART I

Item 1. Business

RealEstate Pathways, Inc. was incorporated in the State of Wyoming on September 30, 2011.  March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common shares at a fixed price of $0.04 per share.  During the three months ended July 31, 2012, the Company sold and issued 204,057 shares of its common stock for total cash proceeds of $6,722. There were 1,504,057 common shares issued and outstanding at October 31, 2012.  We currently devote substantially all of our efforts to continued financial planning, raising capital and developing markets as we continue to be in the development stages of our business.

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

We have only two Officers and one Director. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, the may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

We do not expect to incur research and development costs within the next twelve months (12).  We currently do not own any significant plant or equipment that it would seek to sell in the near future.  Management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officers and director appears sufficient at this time.  The Company has not paid for expenses on behalf of any director.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

 Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. The principal offices are located at 2114 West Apache Trail, Ste 1150, Apache Junction, AZ 85120.  The telephone number is 480.382.2212 the fax number is 480.982.2424.  Currently, Mr. Lindberg our president is providing our office space at no charge.  Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such time that we begin operations.

REPI’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  REPI does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated by any party.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are currently listed on the OTC exchange under the symbol REPW.  As of October 31, 2012, the Company had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options or warrants.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our current view of future economic performance,  the plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

 Our auditor’s report on our October 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “October 31, 2012 Audited Financial Statements - Auditors Report.”

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise any additional cash to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Liquidity and Capital Resources

Since inception we have relied upon the sale of equity capital and a related party loan to fund our business.  To date we have raised approximately $11,922 through the sale of our common stock and have borrowed $3,375 from a related party.  We have had no revenues from business operations and have accumulated a deficit of $14,444 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage company and have not generated any revenues from activities.  We cannot guarantee that we will be successful in our planned business activities.  Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

Results of Operations

We did not earn any revenues during the fiscal year ending October 31, 2012.  During the fiscal year ending October 31, 2012 we incurred operating expenses of $14,444 comprised of professional fees in the amount of $13,583 and office and administrative expenses of $861.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In the event we raise additional funding to meet our requirements, e intend to develop internet based business that will provide value-added information and services to both buyers and sellers of residential properties. Our proposed business will be an internet based platform, which will allow the user to gain access to specific tools and information promoting success in buying and selling residential real estate no matter where the user domiciles.  We believe this platform will be a significant benefit to individual buyers, sellers, real estate professional and real estate investors in providing a common community saving both time and resources

Proposed Web-Site

We plan to develop a website that will allow buyers and sellers of real estate to connect and have access to tools and information relating to the purchase and sale of real estate, as well provide a community platform for real estate professional and investors to develop their own network.  Our anticipated website address will be realestatepathwaysinc.com.  Please be aware that currently this website is not operational and we require funds in order to develop this proposed website.

In general we plan to provide the following features on the website:

Sellers/Buyers: Our goal will be to provide the tools and information to be successful at finding a qualified buyer for the property.  Management believes that most serious buyers of real estate go to the internet for their search.  We plan to provide a platform where sellers can list their property on our site and have available for each property its own website address, so sellers can customize their own page as they see fit.  We believe that this will provide a fluid path for buyers to view the property information and allow them to contact the seller through whatever designated means the sellers provides on the site (phone, e-mail, chat and/or fax).

 Real estate Professionals: We plan to create a community where mortgage brokers, real estate attorneys, investment realtors, and more will be able to establish their own network and allow them to post and develop real estate education forums and topic specific groups through membership.

Investors: Real estate investors will have access to all the information above as well as have the option to set-up a network within the community where they can network with other investors and have the availability to communicate and see a wide range of real estate deals and not be limited to their specific region.

Projected Web-Page Outlay

We intend to develop a website that will be easy to navigate by all users with specific links for seller, buyers, real estate professional and investors. We believe organizing the home page will be critical for success of our business.  In general we anticipate having the flowing tabs on our home page:

Sellers:  This tab will direct the user to the site whereby the seller of property can choose a pricing option for adding the property to the site, which we plan to include a Basic Ad, which will be a temporary free listing that will allow the user to download 1 photo and provide up to 250 characters of information, good for 10 days; Gold Ad which will come with a unique website address specific for the property allowing the seller to provide information and links which will allow the user to download up to 8 photos of the property and as well as a view counter for the specific website; Platinum Ad will provide for the Gold benefits plus full access to the real estate resource page.  We have not yet determined the length of time for the gold and platinum options or the fees we plan to charge.  Management plans to evaluate the market and have these figures determined during the website development process.

Buyers: We plan to have this tab direct the user to a site that will have featured properties (we plan to charge an additional fee to the seller to have their property listed as a featured property), a quick search and an advance search application which will pull up properties listed on the site.  We do not plan to charge any fees to access this portion of our site.

Networking: We plan to have this tab direct the user to a page that will include links to real estate forums and groups. We anticipate the forums to include tools and information relating to buying, selling, and investing in various properties.  This page will allow real estate professionals to develop their own network by presenting within different forums and focus areas and gain potential clients.  We plan to charge a flexible fee (monthly, quarterly, annual) to the professionals. (We plan to have our fee structure determined prior to the launch of our proposed website. but have not yet come up with a set fee Customer pages would have the most limited access. These pages would only show the blueprint, and list of scheduled tasks.  We believe this limited viewing would be adequate for customers by providing them information related to when and who will be working on their project.

Community: The anticipated community tab will direct the user to a page that will have realtors, mortgage lenders, news, details of completed deals and more whereby the user can post questions and other information within the specific community.  We do not anticipate charging a fee for use of this feature on our site.

In addition to the above features we plan to have tutorial site video, whereby new users can watch an explanation of how to use the site as well as other resources such as links to informative real estate sites.

Potential investors must be aware that as of the date of this annual report we do not have any product available for commercial use or sale and have not developed any website.  There is no guarantee or assurance that we will be able to develop our proposed website in the future.  We are completing dependent upon raising proceeds in order to begin the development of our website.  Moreover, if we are unsuccessful in developing our proposed website in the future any investment made into the Company would be lost in its entirety.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)

Financial Statements
October 31, 2012 and 2011

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of October 31, 2012 and 2011	F-2

Statements of Operations for the year ended October 31, 2012, the period of September 30, 2011 to October 31, 2011 and September 30, 2011 (Inception) to October 31, 2012	F-3

Statement of Changes in Stockholders' Equity (Deficit) cumulative from September 30, 2011 (inception) to October 31, 2012	F-4

Statements of Cash Flows for the year ended October 31, 2012, the period of September 30, 2011 to October 31, 2011 and September 30, 2011 (Inception) to October 31, 2012	F-5

Notes to the Financial Statements	F-6 - F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
RealEstate Pathways, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of RealEstate Pathways, Inc. (hereinafter the “Company”), as of October 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended October 31, 2012, the period from inception on September 30, 2011 to October 31, 2011, and the period from inception on September 30, 2011 to October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of October 31, 2012 and 2011, and the results of its operations and cash flows for the year ended October 31, 2012, the period from inception on September 30, 2011 to October 31, 2011, and the period from inception on September 30, 2011 to October 31, 2012 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012 and 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

December 7, 2012

Alameda, California

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Balance Sheets

	October 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$727	$4,357
Prepaid expenses	126	257
Total current assets	853	4,614

Total assets	$853	$4,614

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Related party loan	$3,375	$-
Total liabilities	3,375	-

Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 1,504,057 and 1,300,000 issued and outstanding at October 31, 2012 and 2011	1,504	1,300
Additional paid in capital	10,418	3,900
Deficit accumulated during the development stage	(14,444)	(586)
Total stockholders' equity (deficit)	(2,522)	4,614

Total liabilities and stockholders' equity (deficit)	$853	$4,614

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Operations

	Year ended October 31, 2012	Period of September 30, 2011 (Inception) to October 31, 2011	Period of September 30, 2011 (Inception) to October 31, 2012
Revenue	$-	$-	$-

Expenses
Professional fees	13,583	-	13,583
General and administrative	275	586	861
Total expenses	13,858	586	14,444

Net loss	$(13,858)	$(586)	$(14,444)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	1,370,807	1,015,625

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period of September 30, 2011 (Inception) to October 31, 2012

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, September 30, 2011 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	1,300,000	1,300	3,900	-	5,200
Net loss, period of September 30, 2011 (Inception) to October 31, 2011	-	-	-	(586)	(586)
Balance, October 31, 2011	1,300,000	1,300	3,900	(586)	4,614

Common stock issued for cash	204,057	204	6,518	-	6,722
Net loss, year ended October 31, 2012	-	-	-	(13,858)	(13,858)
	1,504,057	$1,504	$10,418	$(14,444)	$(2,522)

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended October 31, 2012	Period of September 30, 2011 (Inception) to October 31, 2011	Period of September 30, 2011 (Inception) to October 31, 2012

Cash flows from operating activities
Net loss	$(13,858)	$(586)	$(14,444)
Changes in operating asset:
Prepaid expenses	131	(257)	(126)
Net cash used in operating activities	(13,727)	(843)	(14,570)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	3,375	-	3,375
Proceeds from common stock issuances	6,722	5,200	11,922
Net cash provided by financing activities	10,097	5,200	15,297

Net change in cash	(3,630)	4,357	727
Cash at beginning of period	4,357	-	-
Cash at end of period	$727	$4,357	$727

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 October 31, 2012 and 2011

Note 1 - Nature of Business

RealEstate Pathways, Inc. (“Company”) was organized on September 30, 2011 under the laws of the State of Wyoming for the purpose of creating a web based company that provides the tools and information to find qualified buyers for the sale of residential properties.   The Company currently has no operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

The Company has elected a fiscal year end of October 31.

Note 2 - Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of October 31, 2012 and 2011.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2012 and 2011.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 October 31, 2012 and 2011

Note 2 - Significant Accounting Policies (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at October 31, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2012 and 2011.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 October 31, 2012 and 2011

Note 2 - Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 -Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.  On October 7, 2011, the Company authorized the issuance of 1,300,000 shares of its $0.001 par value common stock at $0.004 per share in consideration of $5,200 in cash.

During the year ended October 31, 2012, the Company issued 204,057 shares of its $0.001 par value common stock for total cash proceeds of $6,722.

There was 1,504,057 and 1,300,000 shares of common stock issued and outstanding at October 31, 2012 and 2011.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended October 31, 2011.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 October 31, 2012 and 2011

Note 4 -Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended October 31, 2012 or 2011, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of October 31, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carry forward	14,444	$586
Valuation allowance	(14,444)	(586)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2012	2011
Net operating loss carry forward	5,055	$205
Valuation allowance	(5,055)	(205)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended October 31, 2012 or 2011

The net federal operating loss carry forward will expire in 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

REALESTATE PATHWAYS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 October 31, 2012 and 2011

 Note 5 -Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

During the year ended October 31, 2012 the Company received loans from related parties totaling $3,375 to fund operations. These loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

Note 6 -Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing and determined there are no events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of Sam Kan & Company 1151 Harbor Bay Pkwy., Suite 101, Alameda, CA 94502.  There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.     Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control Over Financial Reporting

As of October 31, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9A.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers RealEstate Pathways, Inc.’s executive officer and director and his/her respective age as of October 31, 2012 are as follows:

Directors:

Name of Director	Age
Eric K. Lindberg 2114 West Apache Trail, Ste 1150 Apache Junction, Arizona 85120	54
Executive Officers:
Name of Officer	Age	Office
Eric K. Lindberg 2114 West Apache Trail, Ste 1150 Apache Junction, Arizona 85120	54	President, Chief Financial Officer, Chief Executive Officer
Karin du Plooy 2114 West Apache Trail, Ste 1150 Apache Junction, Arizona 85120	Age 51	Corporate Secretary

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Set forth below is a brief description of the background and business experience of our executive officers and director.

Eric K. Lindberg, age 54, CEO, CFO, President, Treasurer, and Member of the Board of Directors:

Since 2005, Mr. Lindberg has worked as a community manager with Ogden and Company in Mesa Arizona. His responsibilities have included managing various communities, interfacing between the home owners association and homeowners to comprise annual budgets, hire contractors and vendors that support each community for required maintenance and improvements.  Prior to this, from 1993 to 2005, Mr. Lindberg managed commercial property for approximately 500,000 square feet of class A office space in multiple buildings in Minnesota.  Mr. Lindberg was responsible for leasing and renewals, managing tenant improvements, and was on the management committee that oversaw the suitability of investor qualifications and projections.  Mr. Lindberg has a strong background in computer programming.  The Company believes that these experiences and credentials qualify Mr. Lindberg to be a current Director of the Company.

Karin du Plooy, age 51, Corporate Secretary:

Since 1998, Ms. du Plooy has worked as an Operational Director with Zelpy 2098 (Pty) Ltd t/a Zelpy Promotion Services.  Ms. du Plooy plans to initially devote approximately 10-12 hours per week to the Company.  The Company believes that Ms. du Plooy’s experience within business operations and promotion will be a great asset to the Company as it moves forward with its business plan.

Significant Employees

The Company does not, at present, have any employees other than the current officers and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and director.

Family Relations

There are no family relationships among the Directors and Officers of RealEsate Pathways, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation

Our current officers and director have not and do not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The Company stock is available for quotation on the OTCBB. As of October 31, 2012, there is no Hi/Low bid information. Effective December 7, 2012, the Company had thirty-two (32) shareholders of record.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
Eric K. Lindberg
President and Director	1,300,000	86.4%	Common

Officers and Directors as a Group	1,300,000	86.4%	Common

There were no grants of stock options since inception to October 31, 2012. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The following table sets forth:
1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eric K. Lindberg	-	-	-	-	-	-	-	-	-
Karin du Plooy	-	-	-	-	-	-	-	-	-

Item 13.   Certain Relationships and Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Each officer of the Company can devote ten hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services

During the fiscal year ended October 31, 2012 we incurred approximately $5,500 in fees to our principal independent accountants for professional services.  $2,500 was incurred in connection with the audit of financial statements for the fiscal year ended October 31, 2011. For review of our financial statements for the quarters ended January 31, 2012, April 30, 2012, and July 31, 2012, we incurred approximately $ 3,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended October 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15.   Exhibits

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of RealEstate Pathways, Inc. [2]
23.1	Consent of Sam Kan & Company
31.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer/Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on December 15, 2011.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on December 15, 2011.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealEstate Pathways, Inc.

BY:	/s/ Eric K. Lindberg
Eric K. Lindberg
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated:  December 12, 2012