Form 10-Q
period 2013-03-22
NOHO, Inc.
filed 2013-03-25
CIK 1535469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54746

NOHO, INC.
(Exact name of registrant as specified in its charter)

Wyoming	27-2300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8340 E. Raintree Dr. Unit D Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(619) 944-6477
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on March 25, 2013 was 22,861,676 shares.

NOHO, INC.
QUARTERLY PERIOD ENDED JANUARY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOHO, INC.
(FORMERLY REALESTATE PATHWAYS, INC.)
(A Development Stage Enterprise)
Condensed Balance Sheets

	January 31,	October 31,
	2013	2012
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$549	$727
Prepaid expenses	-	126
Total current assets	549	853

Total assets	$549	$853

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,596	$-
Related party loan	10,811	3,375
Total liabilities (all current)	32,407	3,375

Stockholders' deficit
Common stock, $0.001 par value, 760,000,000 shares
authorized, 22,861,676 and 22,861,676 shares issued and outstanding
as of January 31, 2013 and October 31, 2012, respectively	22,862	22,862
Additional paid in capital	(10,940)	(10,940)
Deficit accumulated during development stage	(43,780)	(14,444)
Total stockholders' deficit	(31,858)	(2,522)

Total liabilities and stockholders' deficit	$549	$853

See accompanying notes to financial statements.

NOHO, INC.
(FORMERLY REALESTATE PATHWAYS, INC.)
(A Development Stage Enterprise)
Condensed Statements of Operations
(Unaudited)

			Period from
			September 30, 2011
	Three months ended January 31,		(inception) to
			January 31,
	2013	2012	2013

Revenue	$-	$-	$-

Expenses
Professional fees	28,615	3,740	42,198
General and administrative	721	63	1,582
Total expenses	29,336	3,803	43,780

Net loss	$(29,336)	$(3,803)	$(43,780)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	22,861,676	19,760,000

See accompanying notes to financial statements.

NOHO, INC.
(FORMERLY REALESTATE PATHWAYS, INC.)
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

			Period of
			September 30, 2011
	Three months ended January 31,		(inception) to
			January 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(29,336)	$(3,803)	$(43,780)
Changes in operating assets and liabilities:
Prepaid expense	126	33	-
Accounts payable	21,596	-	21,596

Net cash used in operating activities	(7,614)	(3,770)	(22,184)

Cash flows from investing activities
Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	7,476	-	10,851
Repayments for related party loan	(40)	-	(40)
Proceeds for issuance of stock	-	-	11,922

Net cash provided by financing activities	7,436	-	22,733

Net decrease in cash	(178)	(3,770)	549

Cash at beginning of period	727	4,357	-

Cash at end of period	$549	$587	$549

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

NOHO, INC.
(FORMERLY REAL ESTATE PATHWAYS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND THE
PERIOD OF SEPTEMBER 30, 2011 (INCEPTION) TO JANUARY 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

On January 9, 2013, the Company amended its articles of incorporation and changed its name to Noho, Inc.  The Company changed its business plan and is a distributor of a product named “NOHO” – The Hangover Defense™.

NOTE 3 – GOING CONCERN

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

NOHO, INC.
(FORMERLY REAL ESTATE PATHWAYS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND THE
PERIOD OF SEPTEMBER 30, 2011 (INCEPTION) TO JANUARY 31, 2013

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 1,504,057 shares of common stock issued and outstanding as of October 31, 2012. Following a forward stock split on the basis of 15.2 to 1 effective January 16, 2013, there were 22,861,676 shares of common stock issued and outstanding.

All references in these financial statements to number of common shares and weighted number of common shares outstanding prior to 15.2 to 1 stock split on January 16, 2013 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On January 4, 2013, the Company entered into a Distributor Agreement with an entity controlled by the President of the Company.  Pursuant to the Agreement, the Company will have a non-exclusive right to distribute a product named “NOHO” – The Hangover Defense™. The term of the Agreement is for one year and allows the Company to use the NOHO trademarks solely in connection advertising, distribution, marketing, and sale of the product throughout certain territories. Payment terms will be 30 days net with 2% trade discount if paid within 30 days.

During the three months ended January 31, 2013 the Company received loans from related parties totaling $7,476 to fund operations and repaid $40. These loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

NOHO, INC.
(FORMERLY REAL ESTATE PATHWAYS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND THE
PERIOD OF SEPTEMBER 30, 2011 (INCEPTION) TO JANUARY 31, 2013

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined the following events should be disclosed:

On February 8, 2013, the Company executed a revolving line of credit with an entity that is controlled by an officer of the Company.  The Company agreed to loan to the related party up to $120,000.  The loan is due upon demand and bears interest at 0%.  During the month ended February 28, 2013, the Company loaned a total of $61,000 to the related party.  During March 2013, the Company loaned an additional $81,200 to the related party.  The Company is currently negotiating with the related party to increase the line of credit.

During the month ended February 28, 2013, the Company sold a total of 44,500 shares of common stock to four investors for $89,000.  As of the date of this filing, the shares have not been issued.

During the month ended February 28, 2013, the Company repaid $3,250 of a loan due to a related party.

On March 1, 2013, a total of $7,561 of related party loans was forgiven by the related parties and has been recorded to additional paid in capital.

On March 11, 2013, the Company received a loan for $4,500.  The loan is due upon demand and bears 0% interest.

On March 18, 2013, the Company entered into an acquisition agreement and plan of merger to acquire Dolce Bevuto, Inc., an entity that is controlled by the officer of the Company.  Upon closing, the Company intends to issue 12,713,763 shares of common stock in exchange for 100% of the Dolce Bevuto, Inc.  The closing is anticipated to occur on March 25, 2013.

During the March 2013, the Company sold a total of 37,500 shares of common stock to an investor for $75,000.  As of the date of this filing, the shares have not been issued.

During the March 2013, the Company received a loan for a total of $100,000 with interest at 12% per annum.  The balloon payment on principal and accrued interest is due in six months.  If the Company defaults, on the loan, the interest increases to 24% per annum.  Additionally, the lender received a total of 5,000 shares of common stock as part of the loan.  As of the date of this filing, the shares have not been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “NOHO”, “the Company”, and similar terms refer to NOHO, Inc.

OVERVIEW AND OUTLOOK

RealEstate Pathways, Inc. was incorporated in the State of Wyoming on September 30, 2011. On March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common shares at a fixed price of $0.04 per share.

On December 17, 2012, Eric K. Lindberg submitted his letter of resignation from his position as President and Director of the Company. The resignation was accepted by the Company on December 17, 2012.

On December 17, 2012, in connection with resignation of Eric K. Linberg, the Board of Directors unanimously appointed Mr. John “Jay” Grdina to serve as the President, CEO, and Director of the Company.

On December 17, 2012, in connection with resignation of Karin du Plooy the Board of Directors unanimously appointed Mr. Sean Stephenson to serve as the Secretary and Treasurer of the Registrant.

On December 17, 2012, Karin du Plooy submitted her letter of resignation from her position as Secretary of the Company. The resignation was accepted by the Company on December 17, 2012.

On December 31, 2012, the Company effectuated a 15.2 to 1 forward split of the Company’s common stock issued and unissued common stock as of January 16, 2013, the record date. Immediately after the forward split, the number of shares issued and outstanding increased to 22,861,676. The number of authorized shares increased from 50,000,000 to 760,000,000 common shares.

On January 4, 2013, the Company entered into a Distributor Agreement (the “Agreement”) with Dolce Bevuto, Inc., a Nevada corporation (formerly Dolce Bevuto, LLC, a California limited liability company). Pursuant to the Agreement, the Company will have a non-exclusive right to distribute a product named “NOHO®” – The Hangover Defense®. The term of the Agreement is for one year and allows the Company to use the NOHO® trademarks solely in connection advertising, distribution, marketing, and sale of the product throughout certain territories.

On January 9, 2013, the Company changed its name from RealEstate Pathways, Inc. to NOHO, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2012 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors.

On January 31, 2013, the trading symbol for the Company’s common stock, which is quoted on the OTC:QB, was changed from REPW to HANG. Subsequently, on February 21, 2013, the trading symbol for the Company’s common stock was changed from HANG to DRNK.

On March 18, 2013, the Company entered into an Acquisition Agreement and Plan of Merger by and among, Dolce Sub Co, a Nevada corporation and wholly owned subsidiary of Company, (“Sub Co”) and Dolce Bevuto, Inc., a Nevada corporation (“DB”); DB and Sub Co being the constituent entities in the Merger. The Company intends to issue 12,713,763 shares of its Rule 144 restricted common stock in exchange for 100% of DB’s issued and outstanding stock. Pursuant to the terms of the merger, Sub co will be merged with DB and Sub Co will cease to exist; DB will become a wholly owned-subsidiary of the Company. The Merger, upon closing will provide the Company with the ownership of 100% of DB. The closing is anticipated to occur on March 25, 2013.

The Business of the Company

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

Pursuant to the Distributor Agreement executed on January 4, 2013 with DB, the company has the non-exclusive right to distribute “NOHO®” – The Hangover Defense® for one year. The company intends to begin generating revenues by marketing and selling the product in certain territories. However, the Company can make no guarantees of such.

Upon Closing the Merger, we anticipate our business to be redirected to the operations of DB, or more specifically distributing the NOHO product. NOHO develops, markets, sells and distributes a functional lifestyle beverage category product named “NOHO®” – The Hangover Defense®.

Our flagship product “NOHO®” – The Hangover Defense® (“NOHO”) is a dietary supplement, taken before or during the consumption of alcohol that may help to prevent the symptoms associated with a hangover. NOHO was formulated by a Doctor of Pharmacy and comes in a 2 ounce “shot” that can be consumed on a stand-alone basis or as a mixer available in an 8.4 ounce that can be consumed by itself or mixed with an alcoholic drink. It is recommended that the 2 ounce shot be taken as the first and last shot of the night, while the mixer can be consumed alone or mixed with subsequent drinks. NOHO has a refreshing flavor, containing no caffeine or stimulants. Although the method by which NOHO works has not been confirmed through clinical testing, field tests conducted throughout the country have demonstrated NOHO’s effectiveness. NOHO is intended to replenish common electrolytes and trace elements lost by alcohol consumption.

To date, NOHO is in over 20,000 retail outlets in America and available in 6 countries.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of January 31, 2013 the Company had an accumulated deficit of 43,780. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

In the three months ended January 31, 2013 and January 31, 2012 we did not generate any revenues.

Operating expenses during the three months ended January 31, 2013 were $29,336, $28,615 of which was professional fees associated with legal and accounting expenses and the remaining $721 was related to general and administrative costs. In comparison, operating expenses for the three months ended January 31, 2012 were $3,803, of which $3,740 was in professional fees and the remaining $63 was related to general and administrative costs. The increase in professional fees is due to increased legal work.

Liquidity and Capital Resources

As of January 31, 2013, we had $549 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock, unsecured lines of credit and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital at January 31, 2013 compared to October 31, 2012.

			Increase / (Decrease)
	January 31, 2013	October 31, 2012	$	%

Current Assets	$549	$853	$(304)	35.6%

Current Liabilities	$32,407	$3,375	$29,032	860.2%

Working Capital (deficit)	$(31,858)	$(2,522)	$29,336	1,163.2%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock, and lines of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, develop a customer base, develop our marketing strategy, continually develop and upgrade our website, provide, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $7,614 for the period ended January 13, 2013, as compared to $3,770 used in operating activities from for the period ended January 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended January 31, 2013 as compared to $0 used in investing activities for the same period in 2012.

On February 8, 2013, the Company executed a revolving line of credit with an entity that is controlled by an officer of the Company.  The Company agreed to loan to the related party up to $120,000.  The loan is due upon demand and bears interest at 0%.  During the month ended February 28, 2013, the Company loaned a total of $61,000 to the related party.  During March 2013, the Company loaned an additional $81,200 to the related party.  The Company is currently negotiating with the related party to increase the line of credit.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2013 was $ 7,476, as compared to $3,770 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through previously executed line of credit and related party loans.

During the month ended February 28, 2013, the Company repaid $3,250 of a loan due to a related party.

On March 11, 2013, the Company received a loan for $4,500.  The loan is due upon demand and bears 0% interest.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, John Grdina, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the month ended February 28, 2013, we sold 44,500 shares of common stock for cash totaling $89,000 to several accredited investors, all of which was paid in cash. As of the date of this filing, none of these shares have been issued.

During March 2013, we sold 37,500 shares of common stock for cash totaling $75,000 to an accredited investor, which was paid in cash. As of the date of this filing, none of these shares have been issued.

During March 2013, the Company sold 10 units for a total of $100,000.  Each unit consists of $10,000 in debentures and 500 shares of common stock.  The debentures bear interest at 1% per month and a balloon payment of principal and accrued interest is due in six months.  In the event of default, the interest rate increases to 2% per month.  As of the date of this filing, none of these shares have been issued.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOHO, INC.

Date: March 25, 2013	By:	/S/ John Grdina
John Grdina
President
(Principal Executive Officer and duly authorized signatory)