Form 10-QT
period 2013-03-31
NOHO, Inc.
filed 2013-05-20
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☑  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54746

NOHO, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-2300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8340 E. Raintree Dr. Unit D Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 306-7319

(Registrant’s telephone number, including area code)

Copies of Communications to:

Zouvas Law Group, PC

2368 Second Avenue

San Diego, CA 92101

(619) 955-6436

Fax (619) 955-6438

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2013 was 15,902,438 shares.

NOHO, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Condensed Balance Sheets

	March 31,	October 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,332	$727
Prepaid expenses	—	126
Notes receivable - related party	217,600	—
Total current assets	229,932	853
Total assets	$229,932	$853
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,073	$—
Accrued interest payable	427	—
Related party loan	4,500	3,375
Notes payable, net	90,753	—
Total liabilities (all current)	98,753	3,375
Stockholders' deficit
Common stock, $0.001 par value, 760,000,000 shares authorized, 22,861,676 and 22,861,676 shares issued and outstanding as of March 31, 2013 and October 31, 2012, respectively	22,862	22,862
Common stock subscribed but not issued, $0.001 par value; 87,000 shares authorized; 87,000 and 0 shares subscribed but not issued As of March 31, 2013 and October 2012, respectively	87	—
Additional paid in capital	168,434	(10,940)
Deficit accumulated during development stage	(60,204)	(14,444)
Total stockholders' deficit	131,179	(2,522)
Total liabilities and stockholders' deficit	$229,932	$853

See accompanying notes to financial statements.

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

			Period from
			September 30, 2011
	Five months ended March 31,		(inception) to
			March 31,
	2013	2012	2013

Revenue	$ -	$ -	$ -
Expenses
Professional fees	41,865	7,513	55,448
General and administrative	2,697	93	3,558
Total expenses	44,562	7,606	59,006
Other Expense
Amortization of debenture account	(753)		(753)
Interest expense	(445)	—	(445)
Total other expenses	(1,198)	—	(1,198)
Net loss	$ (45,760)	$ (7,606)	$ (60,204)
Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Weighted average shares outstanding	22,861,676	19,760,000

See accompanying notes to financial statements.

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

			Period of
			September 30, 2011
	Five months ended March 31,		(inception) to
			March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$ (45,760)	$ (7,606)	$ (60,204)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	753	-	753
Changes in operating assets and liabilities:
Prepaid expense	126	33	-
Accounts payable	3,073	230	3,073
Accrued interest payable	427	-	427
Net cash used in operating activities	(41,381)	(7,343)	(55,951)
Cash flows from investing activities
Net cash from investing activities	-	-	-
Cash flows from financing activities
Payments for notes receivable - related party	(220,950)	-	(220,950)
Repayments for notes receivable - related party	3,350		3,350
Proceeds from related party loan	8,686	3,145	12,061
Proceeds from notes payable	100,000	-	100,000
Proceeds for issuance of stock, net of offering costs	161,900	-	173,822
Net cash provided by financing activities	52,986	3,145	68,283
Net decrease in cash	11,605	(4,198)	12,332
Cash at beginning of period	727	4,357	-
Cash at end of period	$ 12,332	$ 159	$ 12,332
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash investing and financing activities:
Debt forgiveness of related party	$ 7,561	$ -	$ 7,561
Debt discount – Shares issued with debenture	$ 10,000	$ -	$ 10,000

See accompanying notes to financial statements.

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Five Months Ended March 31, 2013 and 2012 and the

Period of September 30, 2011 (Inception) to March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 – ORGANIZATION AND NATURE OF BUSINESS

On January 9, 2013, the Company amended its articles of incorporation and changed its name to Noho, Inc. The Company changed its business plan and is a distributor of a product named “NOHO” – The Hangover Defense™.

In March 2013, the Company changed its year end from October 31 to December 31.

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

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Five Months Ended March 31, 2013 and 2012 and the

Period of September 30, 2011 (Inception) to March 31, 2013

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of

	March 31, 2013	October 31, 2012
Debenture to an individual, unsecured, 12% interest, default interest at 24%, due September 2013	$100,000	$—
Debt discount	(9,247)	—

	$90,753	$—

On March 18, 2013, the Company received $100,000 from an investor for the sale of 10 units. Each unit consists of a debenture of $10,000 and 500 shares of common stock. The debenture accrues interest at 12% per annum and a balloon payment of principal and accrued interest is due on September 18, 2013. In the event of default, the interest rate increases to 24% per annum and the Company will be required to monthly interest only payments. The fair value of the shares of common stock was valued at $10,000 and was recorded as a debt discount and will be amortized over the life of the loan. The Company issued 5,000 shares of common stock in April 2013.

During the five months ended March 31, 2013, the Company recorded interest expense totaling $427 and amortization of the debt discount totaling $753.

As of March 31, 2013, the balance in accrued interest payable was $427.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Five Months Ended March 31, 2013 and 2012 and the

Period of September 30, 2011 (Inception) to March 31, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On February 8, 2013, the Company executed a revolving line of credit with Dolce Bevuto, Inc., an entity that is controlled by an officer of the Company. The Company agreed to loan to the related party up to $120,000. The loan is unsecured, due upon demand and bears interest at 0%. During May 2013, the limit was increased to $1,000,000. During the five months ended March 31, 2013, the Company loaned a total of $220,950 and received repayments totaling $3,350 to a related party. The related party is the entity that the Company merged with in April 2013.

During the five months ended March 31, 2013 the Company received loans from related parties totaling $8,726 to fund operations and repaid $40. These loans are non-interest bearing, due on demand and as such are included in current liabilities. During the five months ended March 31, 2013, the related parties agreed to forgive a total of $7,561 and were recorded to additional paid in capital. As of March 31, 2013, the balance in related party loans was $4,500. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined the following events should be disclosed.

On March 18, 2013, the Company entered into an acquisition agreement and plan of merger to acquire Dolce Bevuto, Inc., an entity that is controlled by the officer of the Company. Upon closing, the Company cancelled a total of 19,760,000 shares of common stock and issued 12,713,763 shares of common stock in exchange for 100% of the Dolce Bevuto, Inc. The closing occurred on April 1, 2013.

During April 2013, the Company issued a total of 82,000 shares of common stock for $164,000 in cash. The cash was received in February and March 2013 and was recorded to common stock subscription receivable. Additionally, the Company issued 5,000 shares of common stock as part of the sale of the debentures. See Note 4.

During April 2013, the Company received $75,000 from a shareholder of the Company, the terms of the transaction are being negotiated between the Company and the shareholder.

During April 2013, the Company loaned a total of $85,500 to Dolce Bevuto, Inc. as part of the line of credit. See Note 6.

NOHO, INC.

(FORMERLY REALESTATE PATHWAYS, INC.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Five Months Ended March 31, 2013 and 2012 and the

Period of September 30, 2011 (Inception) to March 31, 2013

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On April 17, 2013, the United States District Court for the Eastern District of North Carolina entered an Order Entering Default Judgment against Dolce Bevuto, Inc., a wholly owned subsidiary of the Company (“DB”), in favor of The Pantry, Inc. (the “Plaintiff”) in the matter of The Pantry, Inc. v. Dolce Bevuto, Inc, Civil Action No, 5:12-CV-00764. Plaintiff alleged that DB owed Plaintiff a total of $92,325 for accounts to be paid under a funding agreement entered into by and between DB and the Plaintiff. The Company intends to pursue all available remedies, at law and in equity, to appropriately respond to the Court’s order.

On May 10, 2013, the Company and Dolce Bevuto, Inc. agreed to increase the revolving line of credit to $1,000,000. See Note 6.

End of Notes to Financial Statements.

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

  our current lack of working capital;
  inability to raise additional financing;
  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  inability to efficiently manage our operations;
  inability to achieve future sales levels or other operating results; and
  the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this Quarterly Report.

Throughout this Quarterly Report references to “we”, “our”, “us”, “NOHO”, “the Company”, and similar terms refer to NOHO, Inc.

  OVERVIEW AND OUTLOOK

The Company was incorporated in the State of Wyoming on September 30, 2011 under the name RealEstate Pathways, Inc. On March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common shares at a fixed price of $0.04 per share.

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

On January 4, 2013, the Company entered into a Distributor Agreement (the “Agreement”) with Dolce Bevuto, Inc., a Nevada corporation (formerly Dolce Bevuto, LLC, a California limited liability company). Pursuant to the Agreement, the Company obtained the non-exclusive right to distribute a product named “NOHO®” – The Hangover Defense®. The term of the Agreement is for one year and allows the Company to use the NOHO® trademarks solely in connection advertising, distribution, marketing, and sale of the product throughout certain territories.

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

On March 18, 2013, the Company entered into an Acquisition Agreement and Plan of Merger by and among, Dolce Sub Co, a Nevada corporation and wholly owned subsidiary of Company, (“Sub Co”) and Dolce Bevuto, Inc., a Nevada corporation (“DB”); DB and Sub Co being the constituent entities in the Merger. The Company issued 12,713,763 shares of its Rule 144 restricted common stock in exchange for 100% of DB’s issued and outstanding stock. Pursuant to the terms of the Merger, Sub co merged with DB and Sub Co ceased to exist; DB become a wholly owned-subsidiary of the Company. The Merger, which closed on April 1, 2013, provided the Company with the ownership of 100% of DB.

The Business of the Company

Pursuant to the Distributor Agreement executed on January 4, 2013 with DB, the Company has the non-exclusive right to distribute “NOHO®” – The Hangover Defense® for one year. The Company intends to begin generating revenues by marketing and selling the product in certain territories. However, the Company can make no guarantees of such.

Upon Closing of the Merger, we changed our business focus to distributing the NOHO product. NOHO develops, markets, sells and distributes a functional lifestyle beverage category product named “NOHO®” – The Hangover Defense®. Additionally, we recently launched NoHo® Gold an 8.4 oz premium lifestyle beverage.

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

NoHo Hangover Defense is a functional lifestyle beverage. “Functional lifestyle” beverages are beverages that have a specific function. Functions include relaxation, health, weight management, digestion aid, alertness, detoxification, and joint health. The functional lifestyle beverage category includes relaxation drinks, and ready-to-drink (RTD) teas and coffees. Functional beverages play an important role in our everyday lives. They help keep us hydrated, prevent and help address health conditions, or simply contribute to our overall nutritional well-being. These beverages include functional ingredients such as nutrients (vitamins, minerals, amino acids, nutraceuticals, etc.), zero-calories sweeteners and stabilizers. The functional beverage market has steadily increased over the past decade and is predicted to continue to increase in growth.

The NoHo Gold Premium Lifestyle Beverage is currently being developed and marketed as a refreshingly healthy beverage that can be enjoyed day and night. NoHo Gold is currently offered to and sold in some of the most exclusive “On Premise” bar and club venues in the United States including the Fontainebleau Hotel, LIV nightclub, Story Nightclub, Day Light, Light, Fluxx, Heist, The Mid, Greenhouse, The Opium Group properties, and many others. NoHo Gold is a healthy mixer alternative to be consumed in the vast social day and night lives of America and around the world.

We believe that our products will change the way we think about alcoholic beverage consumption. Our NoHo Gold Premium Lifestyle Beverage fills a unique niche in the market and, coupled with our relationships with major bar and club venues in the United States, has the potential to revolutionize the industry. We are in the early stages of expanding our customer base and maximizing the breadth of our distribution. We believe there is a significant opportunity to further enhance the value we deliver to clients and users. Key elements of our strategy are based on developing a high quality product and attaining high volume distribution through an aggressive marketing campaign. By raising funds through this private offering, we plan to enhance the reach of our current offerings, branch out into the public sector, and form strategic alliances to grow our Company and enhance our market share.

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

RESULTS OF OPERATIONS

In the five months ended March 31, 2013 and March 31, 2012, we did not generate any revenues.

Operating expenses during the five months ended March 31, 2013 were $44,562. $41,865 of which was professional fees associated with legal and accounting expenses and the remaining $2,697 was related to general and administrative costs. In comparison, operating expenses for the five months ended March 31, 2012 were $7,606, of which $7,513 was in professional fees and the remaining $93 was related to general and administrative costs. The increase in professional fees is due to increased legal work.

Liquidity and Capital Resources

As of March 31, 2013, we had $12,332 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock, unsecured lines of credit and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2013 compared to March 31, 2012.

	March 31, 2013	October 31, 2012	Increase / (Decrease) $
Current Assets	$229,932	$853	$229,079
Current Liabilities	$98,753	$3,375	$95,378
Working Capital (deficit)	$131,179	$(2,522)	$133,701

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

We anticipate that we will incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, develop a customer base, develop our marketing strategy, continually develop and upgrade our website, provide, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

 Operating activities

Net cash used in operating activities was $41,381 for the five months ended March 31, 2013, as compared to $7,343 used in operating activities from for the five months ended March 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the five months ended March 31, 2013 as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the five months ended March 31, 2013 was $52,986, as compared to $3,145 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through previously executed line of credit and related party loans.

On February 8, 2013, the Company executed a revolving line of credit with Dolce Bevuto, Inc., an entity that is controlled by an officer of the Company. The Company agreed to loan to the related party up to $120,000. The loan is unsecured, due upon demand and bears interest at 0%. During May 2013, the limit was increased to $1,000,000. During the five months ended March 31, 2013, the Company loaned a total of $220,950 and received repayments totaling $3,350 to a related party. The related party is the entity that the Company merged with in April 2013.

During the five months ended March 31, 2013 the Company received loans from related parties totaling $8,726 to fund operations and repaid $40. These loans are non-interest bearing, due on demand and as such are included in current liabilities. During the five months ended March 31, 2013, the related parties agreed to forgive a total of $7,561 and were recorded to additional paid in capital. As of March 31, 2013, the balance in related party loans was $4,500. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 17, 2013, the United States District Court for the Eastern District of North Carolina entered an Order Entering Default Judgment against Dolce Bevuto, LLC, a wholly owned subsidiary of the Company (“DB”), in favor of The Pantry, Inc. (the “Plaintiff”) in the matter of The Pantry, Inc. v. Dolce Bevuto, LLC, Civil Action No, 5:12-CV-00764. Plaintiff alleged that DB owed Plaintiff a total of $92,325 for accounts to be paid under a funding agreement entered into by and between DB and the Plaintiff. The Company intends to pursue all available remedies, at law and in equity, to appropriately respond to the Court’s order.

Other than stated herein, we know of no material, existing or pending legal proceedings against the Company or its subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

During the month ended April 30, 2013, we sold 12,500 shares of common stock for cash totaling $25,000 to one accredited investor, all of which was paid in cash. As of the date of this filing, none of these shares have been issued.

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

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

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

NOHO, INC.

Date: May 20, 2013	By:	/s/ John Grdina
John Grdina
President, (Principal Executive Officer and duly authorized signatory)

