Form 10-Q
period 2013-06-30
NOHO, Inc.
filed 2013-09-06
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54746

NOHO, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-2300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8340 E. Raintree Dr. Unit D, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on September 4, 2013 was 16,014,938 shares.

NOHO, INC.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2013

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NOHO Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DRNK" refers to NOHO Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4

NOHO, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$—	$92,125
Accounts receivable	52,609	50,920
Inventory	160,597	158,611
Total current assets	213,206	301,656
Fixed assets, net	8,790	10,469
Intangible assets, net	140,366	148,235
Total assets	$362,362	$460,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$11,689	$—
Accounts payable	305,008	214,471
Accrued payroll	621,352	445,952
Accrued expenses	19,900	—
Deferred revenue	75,000	75,000
Line of credit - related party	208,500	283,750
Notes Payable- related party, net of $4,247 discount	450,503	100,000
Convertible note- related party, net of $7,226 discount	19,273	—
Accrued interest payable - related party	92,078	48,304
Total current liabilities	1,803,303	1,167,477
Total liabilities	1,803,303	1,167,477
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 760,000,000, issued 15,914,939 and 12,679,925 as of June 30, 2013 and December 31, 2012, respectively	15,915	12,680
Additional paid in capital	1,662,261	1,492,259
Common stock payable	150,000	—
Accumulated deficit	(3,269,117)	(2,212,056)
Total stockholders' deficit	(1,440,941)	(707,117)
Total liabilities and stockholders' deficit	$362,362	$460,360

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue, net	$100,355	$422,199	$277,978	$977,328
Cost of goods sold	55,944	228,592	281,835	448,263
Gross profit	44,411	193,607	(3,857)	529,065
Operating expenses:
Executive compensation	187,900	81,450	187,900	162,900
Contract labor	88,822	136,602	289,001	226,755
Amortization and depreciation	4,774	4,344	9,547	8,633
General and administrative	250,211	142,267	485,864	254,595
Total operating expenses	531,707	364,663	972,312	652,883
Loss from continuing operations	(487,296)	(171,056)	(976,169)	(123,818)
Other income (expense):
Interest expense - related party	(52,431)	(17,837)	(80,892)	(31,999)
Total other income (expense)	(52,431)	(17,837)	(80,892)	(31,999)
Net loss	$(539,727)	$(188,893)	$(1,057,061)	$(155,817)
Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of shares outstanding - basic	14,257,528	11,367,425	14,257,528	11,367,425

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,057,061)	$(155,817)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Shares issued for stock-based compensation	16,919	—
Amortization and depreciation	9,548	8,633
Amortization of debt discount	4,033	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,689)	(64,912)
(Increase) in prepaid expenses	—	4,902
(Increase) in inventory	(1,986)	69,763
Increase in accounts payable	90,537	(326)
Increase in accrued payroll	175,400	96,412
Increase in deferred revenue	—	(107,991)
Increase in accrued expenses	19,900	—
Increase in accrued interest payable - related party	43,774	17,874
Net cash used by operating activities	(700,625)	(131,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(1,787)
Net cash used by investing activities	—	(1,787)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(11,689)	—
Proceeds from notes payable - related party	371,500	55,000
Repayments from notes payable - related party	(12,000)
Proceeds from issuance of common stock	—	—
Proceeds from capital contributions	249,000	393,561
Payments for distribution	—	(334,436)
Net cash provided by financing activities	596,811	114,125
NET CHANGE IN CASH	(103,814)	(19,124)
CASH AT BEGINNING OF YEAR	92,125	26,288
CASH AT END OF YEAR	$(11,689)	$7,164
SUPPLEMENTAL INFORMATION:
Interest paid	$2,500	$14,125
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Shares issued for intangible asset	$109,397	$—

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

Notes to Condensed Financial Statements

For the Three Months Ended June 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Dolce Bevuto, LLC was incorporated on December 3, 2010 (Date of Inception) under the laws of the State of California. On February 8, 2013, the Company was redomiciled from a California limited liability company to a Nevada corporation. As a result of conversion from a limited liability company to a corporation, the financial statements of the Company have been prepared retroactively as if the Company was a corporation as of December 3, 2010.

On April 1, 2013, we acquired 100% of the issued and outstanding common stock of Dolce Bevuto, Inc. Under the share exchange agreement, Noho, Inc. issued 12,713,763 shares of its common stock to various individuals and entities in exchange for 100% of Dolce Bevuto, Inc. Additionally, under the share exchange agreement, the former officers and directors of Noho, Inc. agreed to cancel 19,760,000 shares of common stock.  For accounting purposes, the acquisition of the Dolce Bevuto, Inc. by Noho, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, Dolce Bevuto, Inc., in substance acquired a non-operational public company (Noho, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Dolce Bevuto, Inc. is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Dolce Bevuto, Inc. As a result of this transaction, Noho, Inc. changed its business direction and is now a beverage business. Dolce Bevuto, Inc. was incorporated on December 3, 2010 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of Dolce Bevuto, Inc. through ending reporting periods reflected.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Nature of operations

Currently, the Company is focused on the production and sale of NOHO, a no hangover defense beverage. The Company purchases raw materials and outsources the manufacturing to a third party.

Principles of consolidation

For the period ended June 30, 2013 and December 31, 2012, the consolidated financial statements include the accounts of Dolce Bevuto, Inc. and NoHo, Inc. All significant intercompany balances and transactions have been eliminated. Dolce Bevuto, Inc. and NoHo, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued expense, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of June 30, 2013 and December 31, 2012, there are no cash equivalents.

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at June 30, 2013 and December 31, 2012, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Fixed assets

The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of the Company’s internal development and construction department.  Depreciation periods are as follows:

Computer equipment 3 years

Furniture and fixtures 7 years

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2013 and December 31, 2012, the Company recorded $0 and $0 of impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various patents and trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of approximately 11 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization during March 2011.

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Revenue recognition

The Company recognizes revenues from sale of products when the items have shipped and title has transferred to the purchaser.

As of June 30, 2013, the Company had deferred revenue of $75,000. The Company received deposits on orders for products and did not ship the products out as of June 30, 2013 and therefore the revenue was not earned during the six months ended June 30, 2013.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. Advertising costs included in general and administrative expenses totaled $23,380 and $22,521 for the six months ended June 30, 2013 and 2012, respectively.

Income taxes

The Company is treated as a partnership for federal income tax purposes and does not incur income taxes for the period from inception (December 3, 2010) to February 8, 2013, when the Company was domiciled from a California limited liability company to a Nevada corporation. During the period from inception (December 3, 2010) to February 8, 2013, its earnings and losses were allocated to and reported on the individual returns of the shareholder’s tax returns. Accordingly, no provision for income tax is included in the financial statements as of December 31, 2011 and 2010. The Company has no income tax provision for the period from February 8, 2013 to June 30, 2013 due to recurring net losses.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 2013 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (December 3, 2010) through the period ended June 30, 2013 of $3,269,117. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from a shareholder.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INVENTORY

Inventories consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Raw materials	$67,638	$84,193
Finished goods	92,959	74,418
	$160,597	$158,611

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Computer equipment	$7,807	$7,807
Furniture and fixtures	5,279	5,279
Fixed assets, total	13,086	13,086
Less: accumulated depreciation	(4,296)	(2,617)
Fixed assets, net	$8,790	$10,469

Depreciation expense for the six months ended June 30, 2013 and 2012 was $1,678 and $765, respectively.

Repairs and maintenance expense for the six months ended June 30, 2013 and 2012 was $0 and $0, respectively.

NOTE 5 – ASSET PURCHASE AGREEMENT

In March 2011, the Company purchased assets from Dajomi Brands, LLC. The assets acquired included vehicles, inventory and intangible assets. The Company made a deposit of $29,800 on the asset purchase agreement in 2010. During the year ended December 31, 2011, the Company issued a total of 10,939,698 shares of common stock valued at $109,397 and cash totaling $37,211 to settle the purchase of the asset.

Amortization expense for the six months ended June 30, 2013 and 2012 was $39,976 and $7,868, respectively. As of June 30, 2013, the Company had $0 in impairment of the asset.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

On November 15, 2011, the Company executed a revolving credit line with a related party for up to $150,000. The related party was an entity that is owned and controlled by an officer of the Company. The unsecured line of credit bears interest at 30% per annum with principal due on December 31, 2012 and monthly interest only payments.

On November 15, 2012, the lender agreed to increase the credit line up to $200,000 from $150,000, original line of credit executed on November 15, 2011, extend the maturity date to March 31, 2013 and to decrease the interest rate to 15% per annum.

As of June 30, 2013, the Company has received a total of $208,500 from the revolving credit line and incurred a total of $25,395 interest expense for the six months ended June 30, 2013, of which the Company paid $14,534.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

Notes payable consisted of the following as of

	June 30, 2013	December 31, 2012
Debenture to an entity, unsecured, 0% interest, default interest at 18%, due December 2013	$—	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, due April 2013	125,000	—
Debenture to an individual, unsecured, 12% interest, default interest at 24% due July 2013	75,000	—
Debenture to an individual, unsecured, 24% interest, default interest at 24% due October 2013	110,000	—
Debenture to an individual, unsecured, 12% interest, default interest at 24% due September 2013	100,000	—
Debenture to an individual, unsecured, 0% interest, default interest at 0% due on demand	4,500	—
Debenture to an individual, unsecured, 24% interest, default interest at 60% due April 2013	40,250	—

Debt discount	(4,247)	—

Total Note Payable – related party, net of discount	$450,503	$100,000

NOTE 8 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the three months ended June 30, 2013, the Company issued convertible note payable of $26,500 to a related party. Interest on this note is 5,000 common stocks of the Company payable with principle. The Company fair valued these common stocks at $10,000 and discounted the convertible note payable by this amount. The convertible note is also convertible at $2.00 per common stock, the Company fair valued these shares at $2.00 per common stock resulting in $0 benefit conversion feature.

NOTE 9 – STOCKHOLDERS’ EQUITY

Dolce Bevuto, Inc. is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2012, no shares of preferred stock have been issued. Dolce Bevuto, Inc. is authorized to issue 210,000,000 shares of $0.00001 par value common stock. Dolce Bevuto, Inc. had 12,679,925 issued and outstanding shares of common stock as of December 31, 2012. As part of the recapitalization, related to the reverse merger, the equity was presented using the par value of Noho, Inc. for the December 31, 2012 balance sheet.

Noho, Inc. is authorized to issue 760,000,000 shares of $0.001 par value common stock. Noho, Inc. has 15,914,938 issued and outstanding shares of common stock as of June 30, 2013.

On April 17, 2013, the Company and an entity agreed to settle $100,000 in debt in exchange for 50,000 shares of common stock. The shares were issued in August 2013.

On May 23, 2013, the Company agreed to issue 5,000 shares of common stock to a lender as interest on the short term notes payable.

During the six months ended June 30, 2013, the Company received a total of $199,000 for 99,500 shares of common stock for cash. Additionally, the Company received $50,000 for 25,000 shares. The shares have not been issued and are recorded in common stock payable. The shares were issued in August 2013.

NOTE 10 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by a shareholder of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Employment agreement with John Grdina

On December 20, 2010, the Company executed a five year employment agreement with John Grdina, Chief Executive Officer, and effective January 1, 2011 through December 31, 2015. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary
2011	$ 250,000
2012	300,000
2013	350,000
2014	450,000
2015	550,000
Total	$ 1,900,000

In addition, Mr. Grdina has an automobile allowance of $18,000 per year, a fuel allowance of $3,600 per year and a health insurance allowance of $4,200 per year.

Mr. Grdina can elect to extend his employment agreement for additional one year terms with an annual increase in base salary of 20% per year.

The employment agreement also has bonuses based on performance of the Company and the amounts are as follows:

Gross Sales Per Year	Bonus Amount
$1.0M - $2.5M	$ 50,000
$2.5M - $5.0M	200,000
$5.0M - $7.5M	350,000
$7.5M - $10.0M	500,000
$10.0M - $15.0M	700,000
$15.0M - $25.0M	900,000
More than $25.0M	4% of Gross Sales

The bonus payments are due no later than 75 days after the end of the Company’s fiscal year.

In the event, the Company does not make timely payments of salary; the interest on the unpaid amount will be 1% per month.

During the six months ended June 30, 2013, the Company recorded executive compensation totaling $187,900 and interest expense totaling $13,988. As of June 30, 2013, the Company had accrued interest payable of $25,395.

Consulting agreement with Sean Stephenson

On June 1, 2011, the Company executed a consulting agreement with Sean Stephenson, Chief Operation Officer, and effective June 1, 2011 through December 31, 2015. The annual base salary is $100,000 with a bonus program that is yet to be determined. Additionally, Mr. Stephenson received 3,214,366 shares of common stock, valued at $32,144 and will continue to earn additional shares equal to 1% of the outstanding common stock at the end of each year of service. In the event, the consulting agreement is terminated during the term of the agreement; Mr. Stephenson will forfeit 50% of the shares and return them to the Company.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On May 2, 2012, the Company executed a lease agreement for a period of 39 months with a monthly base rent of $750 plus estimated common area maintenance and HVAC charges of $1,230. The Company was required to pay a security deposit of $2,186.

The future minimum lease payments are as follows:

Years Ended December 31,
2012	$ 15,840
2013	23,760
2014	23,760
2015	13,860
Total	$ 77,220

NOTE 12 – SUBSEQUENT EVENTS

On June 11, 2013, Envision Growth Partners LLC (“Envision”) filed a Complaint against NOHO, Inc., et al. in the Arizona Superior Court of Maricopa County, Arizona with regard to certain agreements entered into by and between the parties. Envision sought monetary damages and injunctive relief. On August 1, 2013, the Parties reached a settlement and Envision has dismissed this lawsuit without prejudice.

In July 2013, the Company sold 250,000 shares of common stock for cash of $500,000. As of the date of this filing, the shares have not been issued.

In August 2013, the Company sold 25,000 shares of common stock for cash of $50,000. The shares were issued in August 2013.

End of Notes to Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW AND OUTLOOK

The Company was incorporated in the State of Wyoming on September 30, 2011 under the name RealEstate Pathways, Inc. On March 9, 2012 our registration statement filed on Form S-1 was deemed effective, registering 3,000,000 common stock shares at a fixed price of $0.04 per share.

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

On March 18, 2013, the Company entered into an Acquisition Agreement and Plan of Merger by and among, Dolce Sub Co, a Nevada corporation and wholly owned subsidiary of Company, (“Sub Co”) and Dolce Bevuto, Inc., a Nevada corporation (“DB”); DB and Sub Co being the constituent entities in the Merger. The Company issued 12,713,763 shares of its Rule 144 restricted common stock in exchange for 100% of DB’s issued and outstanding stock. Pursuant to the terms of the Merger, Sub co merged with DB and Sub Co ceased to exist; DB become a wholly owned-subsidiary of the Company. The Merger, which closed on April 1, 2013, provided the Company with the ownership of 100% of DB, as reported on Form 8-K filed with the Commission on April 2, 2013.

The Business of the Company

Pursuant to the Distributor Agreement executed on January 4, 2013 with DB, the Company has the non-exclusive right to distribute “NOHO®” – The Hangover Defense® for one year. The Company intends to begin generating revenues by marketing and selling the product in certain territories. However, the Company can make no guarantees of such.

Upon Closing of the Merger, we changed our business focus to distributing the NOHO product. NOHO develops, markets, sells and distributes a functional lifestyle beverage category product named “NOHO®” – The Hangover Defense®. Additionally, we recently launched NoHo® Gold an 8.4 oz premium lifestyle beverage for distribution throughout the United States and the world.

Our flagship product “NOHO®” – The Hangover Defense® (“NOHO”) is a dietary supplement, taken before or during the consumption of alcohol that may help to prevent the symptoms associated with a hangover. NOHO was formulated by a Doctor of Pharmacy and comes in a 2 ounce “shot” that can be consumed on a stand-alone basis or as a mixer available in an 8.4 ounce that can be consumed by itself or mixed with an alcoholic drink. It is recommended that the 2 ounce shot be taken as the first and last shot of the night, while the mixer can be consumed alone or mixed with subsequent drinks. NOHO has a refreshing flavor, containing no caffeine or stimulants. Although the method by which NOHO works has not been confirmed through clinical testing, field tests conducted throughout the country have demonstrated NOHO’s effectiveness. NOHO is intended to help minimize the adverse effects of alcohol consumption.

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

The NoHo Gold Premium Lifestyle Beverage is currently being developed and marketed as a refreshingly healthy beverage that can be enjoyed both day and night. NoHo Gold is currently offered to and sold in some of the most exclusive “On Premise” bar and club venues in the United States including the Fontainebleau Hotel, LIV nightclub, Story Nightclub, Day Light, Light, Fluxx, Heist, The Mid, Greenhouse, The Opium Group properties, and many others. NoHo Gold is a healthy alternative mixer to be consumed in the vast social day and night lives of America and around the world.

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

To date, NOHO is sold in over 20,000 retail outlets in America and available in 6 countries.

RESULTS OF OPERATIONS

Operating expenses during the three months ended June 30, 2013 were $531,707, of which $187,900 was for executive compensation, $88,822 was for contract labor, $4,774 was for amortization and depreciation, and the remaining $250,211 was related to general and administrative costs. In comparison, operating expenses for the three months ended June 30, 2012 were $364,663, of which $81,450 was for executive compensation, $136,602 was for contract labor, $4,344 was for amortization and depreciation, and the remaining $142,267 was related to general and administrative costs. The increase in professional fees is due to increased legal work.

Operating expenses for the six months ended June 30, 2013 were $972,312, of which $187,900 was for executive compensation, $289,001 was for contract labor, $9,547 was for amortization and depreciation, and the remaining $485,864 was related to general and administrative costs. In comparison, operating expenses for the six months ended June 30, 2012 were $652,883, of which $162,900 was for executive compensation, $226,755 was for contract labor, $8,633 was for amortization and depreciation, and the remaining $254,595 was related to general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2013, we had $0  in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock, unsecured lines of credit and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2013 compared to December 31, 2012.

	June 30, 2013	December 31, 2012	Increase / (Decrease) $

Total Current Assets	$362,362	$460,360	$(97,998)
Current Liabilities	$1,803,303	$1,167,477	$635,826

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through generated sales as well as the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through revenues generated by sales of product, the issuance of common stock, and lines of credit. Based on the need to support our aggressive expansion in the market place, we may continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

 Operating activities

Net cash used in operating activities was $(700,625) for the six months ended June 30, 2013, as compared to $(131,462) used in operating activities for the six months ended June 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2013 as compared to $1,787 used in investing activities for the same period in 2012.

Financing activities and future financings

Net cash provided by financing activities for the six months ended June 30, 2013 was $596,811, as compared to $114,125 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through private placements of the Company’s common stock and proceeds from notes payable of related party loans.

We will continue to rely on revenues generated from sales of products and equity sales of our common shares in order to continue to fund our expanding business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Cash Requirements

Our cash on hand as of June 30, 2013 was $0. The Company has incurred a net loss of $(1,057,061) for the six months period ended June 30, 2013 as compared to $(155,817) at June 30, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements contained herein. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

On May 29, 2013, the Company filed a Complaint against the Perigon Companies, LLC, et al. in the Superior Court of California in San Diego County with regard to certain agreements entered into by and between the parties. The Company sought monetary damages and injunctive relief. On August 1, 2013, the Parties reached a settlement and the Company has dismissed this lawsuit without prejudice.

On June 11, 2013, Envision Growth Partners LLC (“Envision”) filed a Complaint against NOHO, Inc., et al. in the Arizona Superior Court of Maricopa County, Arizona with regard to certain agreements entered into by and between the parties. Envision sought monetary damages and injunctive relief. On August 1, 2013, the Parties reached a settlement and Envision has dismissed this lawsuit without prejudice.

Other than stated herein, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances :

On April 5, 2013, the Company issued a total of 82,000 shares of common stock for $164,000 in cash. The cash was received in February and March 2013 and was recorded to common stock subscription receivable. Additionally, the Company issued 5,000 shares of common stock as part of the sale of the debentures. These issuances were previously reported on Form 10-Q/T filed with the Commission May 20, 2013, incorporated by reference herein.

On May 2, 2013, the Company authorized the issuance of 12,500 shares of Restricted Common Stock pursuant to a Subscription and Purchase Agreement dated April 30, 2013. The shares were issued on May 17, 2013.

Subsequent Issuances:

On August 9, 2013, the Company issued 25,000 shares of Restricted Common Stock pursuant to a Subscription and Purchase Agreement, at a cost basis of $2.00 per share.

On August 14, 2013, the Company issued 50,000 shares pursuant to the conversion of two promissory notes dated December 20, 2012 and December 19, 2012.

On August 23, 2013, the Company issued 25,000 shares of Restricted Common Stock pursuant to a Subscription and Purchase Agreement at a cost basis of $2.00 per share. These shares were paid for during the quarter ending June 30, 2013, but issued subsequent to the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Wyoming Secretary of State on September 30, 2011.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
3.1(a)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 28, 2013.
3.1 (b)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on January 17, 2013.
3.1(c)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on December 31, 2012	Incorporated by reference as an Exhibit to the Form 8-K filed on January 8, 2013.
3.2	Bylaws.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

 *XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOHO, INC.

Date: September 6, 2013	By:	/s/ John Grdina
John Grdina
Its: President
(Principal Executive Officer and duly authorized signatory)

