Form 10-Q
period 2013-09-30
NOHO, Inc.
filed 2013-11-19
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2013 was 16,422,424 shares.

NOHO, INC.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$147,525	$83,907
Accounts receivable	49,449	50,920
Prepaid expense	50,000	50,000
Prepaid stock compensation	104,196	—
Inventory	113,795	158,611
Total current assets	464,965	343,438

Fixed assets, net of accumulated depreciation of
$5,266 and $2,617, respectively	10,390	10,469
Intangible assets, net of accumulated amortization of
$39,976 and $28,174, respectively	136,432	148,235

Total assets	$611,787	$502,142

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$253,839	$203,804
Accounts payable - related party	—	5,667
Accrued payroll	689,052	445,952
Deferred revenue	—	75,000
Notes payable	125,000	118,750
Notes payable - related party	315,489	—
Line of credit - related party	345,500	265,000
Accrued interest payable	11,342	123
Accrued interest payable - related party	109,407	48,181
Total current liabilities	1,849,629	1,162,477

Total liabilities	1,849,629	1,162,477

Stockholders' (deficit):
Common stock; $0.001 par value; 760,000,000 shares authorized;
16,400,925 and 12,679,925 issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively	16,401	12,680
Additional paid in capital	3,433,332	2,380,565
Common stock payable	131,335	—
Accumulated (deficit)	(4,818,910)	(3,053,580)
Total stockholders' (deficit)	(1,237,842)	(660,335)

Total liabilities and stockholders' (deficit)	$611,787	$502,142

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue, net	$169,898	$146,438	$447,876	$1,123,766
Cost of goods sold	90,812	91,841	372,647	540,104

Gross profit	79,086	54,597	75,229	583,662

Operating expenses:
Executive compensation	93,950	81,450	281,850	244,350
Contract labor	328,569	115,263	617,570	342,018
Amortization and depreciation	4,905	4,353	14,452	12,986
General and administrative	306,248	106,372	792,112	360,967
Total operating expenses	733,672	307,438	1,705,984	960,321
Loss from continuing operations	(654,586)	(252,841)	(1,630,755)	(376,659)

Other income (expense):
Interest income	10	—	10	—
Interest expense - related party	(53,693)	(25,234)	(134,585)	(57,233)
Total other income (expense)	(53,683)	(25,234)	(134,575)	(57,233)

Net loss	$(708,269)	$(278,075)	$(1,765,330)	$(433,892)

Net loss per share - basic	$(0.04)	$(0.02)	$(0.12)	$(0.04)

Weighted average number of shares outstanding - basic	16,209,827	11,367,425	14,921,517	11,367,425

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,765,330)	$(433,892)
Adjustments to reconcile net loss from operations to
Net cash used in operating activities:
Shares issued for stock-based compensation	264,808	—
Amortization and depreciation	14,452	12,986
Amortization of debt discount	25,739	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	1,471	(60,162)
(Increase) in prepaid expenses	—	4,902
(Increase) in inventory	44,816	69,763
Increase in accounts payable	123,187	27,249
Increase in accrued payroll	243,100	168,262
Increase in deferred revenue	(75,000)	(107,991)
Increase in accrued interest payable	11,219	—
Increase in accrued interest payable - related party	61,226	28,534
Net cash used by operating activities	(1,050,312)	(290,349)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,570)	(1,787)
Net cash used by investing activities	(2,570)	(1,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	207,500	71,000
Repayments from line of credit - related party	(27,000)	—
Proceeds from notes payable - related party	289,500	—
Repayments from notes payable - related party	(13,500)	—
Proceeds from issuance of common stock	660,000	—
Proceeds from capital contributions	—	558,513
Payments for distribution	—	(362,113)
Net cash provided by financing activities	1,116,500	267,400

NET CHANGE IN CASH	63,618	(24,736)
CASH AT BEGINNING OF YEAR	83,907	26,288

CASH AT END OF YEAR	$147,525	$1,552

SUPPLEMENTAL INFORMATION:
Interest paid	$35,790	$24,799
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Shares issued for intangible asset	$109,397	$—
Shares issued for conversion of debt	$100,000	$—

The accompanying notes are an integral part of these financial statements.

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was originally incorporated on September 30, 2011 under the laws of the State of Wyoming as RealEstate Pathways, Inc. On January 2, 2013, the Company amended its articles of incorporation to change its name to NOHO, Inc.

On April 1, 2013, we acquired 100% of the issued and outstanding common stock of Dolce Bevuto, Inc., a Nevada Corporation. Under the share exchange agreement, NOHO, Inc. issued 12,713,763 shares of its common stock to various individuals and entities in exchange for 100% of Dolce Bevuto, Inc. Additionally, under the share exchange agreement, the former officers and directors of NOHO, Inc. agreed to cancel 19,760,000 shares of common stock.  For accounting purposes, the acquisition of the Dolce Bevuto, Inc. by NOHO, Inc. has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, Dolce Bevuto, Inc., in substance acquired a non-operational public company (NOHO, Inc.) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Dolce Bevuto, Inc. is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Dolce Bevuto, Inc. As a result of this transaction, NOHO, Inc. changed its business direction and is now a beverage business. Dolce Bevuto, Inc. was incorporated on December 3, 2010 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of Dolce Bevuto, Inc. through ending reporting periods reflected.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Nature of operations

Currently, the Company is focused on the production and sale of NOHO, a beverage for hangover defense. The Company purchases raw materials and outsources the manufacturing to a third party.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued expense, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of September 30, 2013 and December 31, 2012, there are no cash equivalents.

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts. At September 30, 2013 and December 31, 2012, respectively, no allowance was recognized.

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

Computer equipment 3 years

Furniture and fixtures 7 years

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2013 and December 31, 2012, the Company has not record an impairment of its intangible assets.

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

As of September 30, 2013, the Company had deferred revenue of $0. The Company received deposits of $75,000 during 2012 on orders for products and shipped the products out during the three months ended September 30, 2013 and the revenue was earned during the three and nine months ended September 30, 2013.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. Advertising costs included in general and administrative expenses totaled $46,185 and $28,364 for the nine months ended September 30, 2013 and 2012, respectively.

Income taxes

The Company is treated as a partnership for federal income tax purposes and does not incur income taxes for the period from inception (December 3, 2010) to February 8, 2013, when the Company was domiciled from a California limited liability company to a Nevada corporation. During the period from inception (December 3, 2010) to February 8, 2013, its earnings and losses are allocated to and reported on the individual returns of the shareholder’s tax returns. Accordingly, no provision for income tax is included in the financial statements as of December 31, 2012 and 2011. The Company has no income tax provision for the period from February 8, 2013 to September 30, 2013 due to recurring net losses.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (December 3, 2010) through the period ended September 30, 2013 of $4,818,910. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from a shareholder.

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

NOTE 3 – INVENTORY

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$69,450	$84,193
Finished goods	44,345	74,418
	$113,795	$158,611

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following:

	September 30,	December 31,
	2013	2012
Computer equipment	$9,270	$7,807
Furniture and fixtures	6,386	5,279
Fixed assets, total	15,656	13,086
Less: accumulated depreciation	(5,266)	(2,617)
Fixed assets, net	$10,390	$10,469

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $2,649 and $1,183, respectively.

Repairs and maintenance expense for the nine months ended September 30, 2013 and 2012 was $3,506 and $4,440, respectively.

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

Amortization expense for the nine months ended September 30, 2013 and 2012 was $11,803 and $11,803, respectively. As of September 30, 2013, and no impairment was recognized by the Company.

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

On April 1, 2013, the lender agreed to increase the credit line up to $300,000 from $200,000 and extend the maturity date to December 31, 2013.

As of September 30, 2013, the Company has received a total of $345,500 from the revolving credit line and incurred a total of $22,769 interest expense for the nine months ended September 30, 2013, of which the Company paid $17,290.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of

	September 30, 2013	December 31, 2012
Debenture to an entity, unsecured, 0% interest, default interest at 18%, due December 2013	$—	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, due April 2013	125,000	—
Debenture to an individual, unsecured, 12% interest, default interest at 24% due July 2013	75,000	—
Debenture to an individual, unsecured, 24% interest, default interest at 24% due October 2013	110,000	—
Debenture to an individual, unsecured, 12% interest, default interest at 24% due September 2013	100,000	—
Debenture to an individual, unsecured, 0% interest, default interest at 0% due on demand	4,500	—
Debenture to an individual, unsecured, 0% interest, interest due in 5,000 shares of common stock valued at $10,000, default interest at 0% due October 2013	26,500	—

Debt discount	(511)	—

Total notes payable – related party, net of discount	$440,489	$100,000

NOTE 8 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2013, the Company issued a convertible note payable of $26,500 to a related party. Interest on this note is 5,000 common stocks of the Company payable with principle. The Company fair valued these common stocks at $10,000 and discounted the convertible note payable by this amount. The convertible note is also convertible at $2.00 per common stock, the Company fair valued these shares at $2.00 per common stock resulting in $0 beneficial conversion feature.

NOTE 9 – STOCKHOLDERS’ (DEFICIT)

The Company is authorized to issue up to 760,000,000 shares of $0.001 par value, common stock as a result of the Company’s 15.2 to 1 forward split effective as of January 16, 2013. All equity has been retroactively restated for the effects of the forward split.

On January 1, 2013, the Company issued a total of 33,387 shares of common stock for compensation valued at $16,519. The shares were valued using the fair value of the common stock.

On May 23, 2013, the Company agreed to issue 5,000 shares of common stock to a lender as interest on the short term notes payable.

Office space and services are provided without charge by a shareholder of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the six months ended June 30, 2013, the Company received a total of $199,000 for 99,500 shares of common stock for cash. Additionally, the Company received $50,000 for 25,000 shares. The shares were issued during August 2013 and reduced the amount recorded in common stock payable.

During the three months ended September 30, 2013, the Company received a total of $585,000 for 320,986 shares of common stock for cash.

During the three months ended September 30, 2013, the Company issued a total of 90,000 shares of common stock for services totaling $148,250. Additionally, the Company agreed to issue 71,500 shares of common stock for services totaling $131,335. The 71,500 shares have not been issued and are recorded in common stock payable.

During the three months ended September 30, 2013, the Company issued 50,000 shares of common stock in exchange for debt totaling $100,000.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2013, the Company recorded executive compensation totaling $281,850 and interest expense totaling $41,736. As of September 30, 2013, the Company had accrued interest payable of $86,704.

Consulting agreement with Sean Stephenson

On June 1, 2011, the Company executed a consulting agreement with Sean Stephenson, Chief Operation Officer, and effective June 1, 2011 through December 31, 2015. The annual base salary is $100,000 with a bonus program that is yet to be determined. Additionally, Mr. Stephenson received 3,214,366 shares of common stock, valued at $32,144. In the event, the consulting agreement is terminated during the term of the agreement; Mr. Stephenson will forfeit 50% of the shares and return them to the Company.

On January 1, 2012, the Company issued 5,911,634 shares of common stock as a bonus to Mr. Stephenson as part of his employment agreement. The fair value of the shares was $59,116.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 10, 2013, the Company sold 8,000 shares of common stock to one investor pursuant to a Private Placement Subscription Agreement, at $1.50 per share or total proceeds of $12,000.

In November the Company sold 44,000 shares of common stock to six investors pursuant to Private Placement Subscription Agreements, at $1.25 per share or total proceeds of $55,000.

END OF NOTES TO FINANCIAL STATEMENTS

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

Corporate History

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

We believe that our products will change the way we think about alcoholic beverage consumption. Our NOHO Gold Premium Lifestyle Beverage fills a unique niche in the market and, coupled with our relationships with major bar and club venues in the United States, has the potential to revolutionize the industry. We are in the early stages of expanding our customer base and maximizing the breadth of our distribution. We believe there is a significant opportunity to further enhance the value we deliver to clients and users. Key elements of our strategy are based on developing a high quality product and attaining high volume distribution through an aggressive marketing campaign. By raising funds we plan to enhance the reach of our current offerings, branch out into the public sector, and form strategic alliances to grow our Company and enhance our market share.

RESULTS OF OPERATIONS

Revenues

Comparison of the three month period ended September 30, 2013 and 2012.

Total net revenue during the three months ended September 30, 2013 was $169,898 as compared to $146,438 for the three months ended September 30, 2012. Gross profit for the three months ended September 30, 2013 and 2012 was $79,086 and $54,597, respectively, for a total increase in gross profits of $24,489. The increase in total net revenue for the three months ended September 30, 2013, as compared to three months ended September 30, 2012, was due to the fact that the Company’s date of inception was December 3, 2010 and it had not yet generated many revenues, comparatively. Additionally, during the three months ended September 30, 2013, the cost of goods sold was $90,812 as compared to $91,841 for the three months ended September 30, 2012.

Comparison of the nine month period ended September 30, 2013 and 2012.

Total net revenue during the nine months ended September 30, 2013 was $447,876 as compared to $1,123,766 for the nine months ended September 30, 2012. Gross profit for the nine months ended September 30, 2013 and 2012 was $75,229 and $583,662, respectively, for a total decrease in gross profits of $508,433 or 87.1%. The decrease in total net revenue for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was due to the fact that the Company ceased selling in its foreign operations during the current period. Additionally, during the nine months ended September 30, 2013, the cost of goods sold was $372,647 as compared to $540,104 for the nine months ended September 30, 2012.

Operating Expenses

Comparison of the three month period ended September 30, 2013 and 2012.

Operating expenses during the three months ended September 30, 2013 were $733,672, of which $93,950 was for executive compensation, $328,569 was for contract labor, $4,905 was for amortization and depreciation, and the remaining $306,248 was related to general and administrative costs. In comparison, operating expenses for the three months ended September 30, 2012 were $307,438, of which $81,450 was for executive compensation, $115,263 was for contract labor, $4,353 was for amortization and depreciation, and the remaining $106,372 was related to general and administrative costs. The increase in professional fees is due to increased legal and accounting work.

Comparison of the nine month period ended September 30, 2013 to the same period in 2012.

Operating expenses for the nine months ended September 30, 2013 were $1,705,984 of which $281,850 was for executive compensation, $617,570 was for contract labor, $14,452 was for amortization and depreciation, and the remaining $792,112 was related to general and administrative costs. In comparison, operating expenses for the nine months ended September 30, 2012 were $960,321, of which $244,350 was for executive compensation, $342,018 was for contract labor, $12,986 was for amortization and depreciation, and the remaining $360,967 was related to general and administrative costs.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended September 30, 2013 and 2012 of $(708,269) and $(278,075), respectively.

As a result of the foregoing, we reported a net loss attributable to common shareholders for the nine months ended September 30, 2013 and 2012 of $(1,765,330) and $(433,892) respectively.

Plan of Operations

We intend to use our cash reserves to fund further marketing, manufacture, distribution and product development activities. We expect to receive a certain amount of additional funds, either through the sale of equity, obtaining debt financing or through sales of our products, but this is not assured and, otherwise, we do not currently have any alternative source of revenues.

In the event that additional financing is delayed or the Company does not generate enough revenues to meet its needs, the Company will scale down its operations. However, in that case, the marketing, development, manufacture and distribution of its products would be diminished, delayed, or even halted. In the event of an ongoing lack of financing, we may be obliged to discontinue operations, which will adversely affect the value of our common stock.

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at September 30, 2013 compared to December 31, 2012.

	Period Ended September 30, 2013	Period Ended December 31, 2012	Difference $
Total Current Assets	$ 464,965	$ 343,438	$ 121,527
Total Liabilities	$ 1,849,629	$1,162,477	$ 687,152

For the period ended September 30, 2013, the Company had total current assets of $464,965 which consists of cash of $147,525, accounts receivable of $49,449, non-cash prepaid expenses of $50,000, prepaid stock compensation of $104,196 and inventory of $113,795. For the period ending September 30, 2013, the Company had total current liabilities of $1,849,629 which consists of accounts payable of $253,839 accrued payroll of $689,052 , notes payable of $125,000, notes payable to related parties of $315,489, line of credit related party of $345,500 , accrued interest payable of $11,342 and accrued interest payable to related parties of $109,407.  This represents a working capital deficit. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

In comparison, for the year ended December 31, 2012, the Company had total current assets of $343,438, which consists of cash of $83,907, accounts receivable of $50,920, non-cash prepaid expenses of $50,000 and inventory of $158,611. During the same period, the Company had total current liabilities of $1,162,477, which consists of accounts payable of $203,804, accrued payroll of $445,952, deferred revenue of $75,000, notes payable to related parties of $265,000, and accrued interest payable to related parties of $48,181.

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities.

 Cash Flows

	Nine Months Ended September 30, 2013	Nine Months Ended September 30,2012
Cash Flows from (used in) Operating Activities	$ (1,050,312)	$ (290,349)
Cash Flows from (used in) Investing Activities	$ (2,570)	$ (1,787)
Cash Flows from (used in) Financing Activities	$ 1,116,500	$ 267,400

Operating Activities

Net cash used by operating activities was $(1,050,312) for the nine months ended September 30, 2013, as compared to $(290,349) used in operating activities for the nine months ended September 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in contract labor and increases in professional fees, as a result of increased legal work and accounting work.

Investing activities

Net cash used in investing activities was $(2,570) for the nine months ended September 30, 2013 as compared to $(1,787) used in investing activities for the nine months ended September 30, 2012.

Financing activities and future financings

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,116,500, as compared to $267,400 for the nine months ended September 30, 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through private placements of the Company’s common stock and proceeds from notes payable of related party loans.

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

Cash Requirements

Our cash on hand as of September 30, 2013 was $147,525. The Company has incurred a net loss of $(1,765,330) for the nine months period ended September 30, 2013 as compared to $(433,892) at September 30, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 4.	Controls and Procedures

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Quarterly Issuances:

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

On September 12, 2013, the Company issued 255,000 shares of Restricted Common Stock pursuant to multiple Subscription Agreements at an average cost basis of $1.98 per share.

Subsequent Issuances:

On October 3, 2013, the Company issued 40,986 shares of Restricted Common Stock pursuant to several Private Placement Subscription Agreement’s, at a cost basis of $1.34 per share.

On October 3, 2013, the Company issued 90,000 shares of Restricted Common Stock pursuant to several Consulting Agreement’s dated between June and September of 2013, at a cost basis of NIL per share.

On October 8, 2013, the Company issued 21,500 shares of Restricted Common Stock pursuant to a Promotion and Consulting Agreement dated June 18, 2013, at a cost basis of NIL per share.

On October 10, 2013, the Company sold 8,000 shares of Restricted Common Stock to one investor pursuant to a Private Placement Subscription Agreement, at a cost basis of $1.50 per share.

In November the Company sold 44,000 shares of Restricted Common Stock to six investors pursuant to Private Placement Subscription Agreements, at a cost basis of $1.25 per shares. These shares have yet to be issued.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On October 21, 2013, the Company’s Board of Directors appointed Steven Staehr as Chief Financial Officer of the Company to serve an initial term of ninety days, as reported on Form 8-K filed with the Commission on October 25, 2013, incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Wyoming Secretary of State on September 30, 2011.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
3.1(a)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 28, 2013.
3.1 (b)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on January 17, 2013.
3.1(c)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on December 31, 2012	Incorporated by reference as an Exhibit to the Form 8-K filed on January 8, 2013.
3.2	Bylaws.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

NOHO, INC.

Date: November 19, 2013	By:	/S/ John Grdina
John Grdina
Its: President
(Principal Executive Officer and duly authorized signatory)