Form 10-K
period 2013-12-31
NOHO, Inc.
filed 2014-04-15
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 000-54746

NOHO, INC.

(Exact name of registrant as specified in its charter)

Wyoming	27-2300669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8340 E. Raintree Dr., Unit D

Scottsdale, AZ 85260

(Address of principal executive offices, zip code)

(480) 306-7319

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $12,945,362 based upon the price of $1.75 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“DRNK”).

As of April 14, 2014 there were 16,977,091 issued and outstanding shares of the Company’s common stock, $0.001 par value.

NOHO, INC.

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company”, “DRNK”, “we”, “us” and “our” are references to NOHO, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

General Overview of Corporate History

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

The Business of the Company

NOHO, Inc. develops, markets, sells and distributes a functional lifestyle beverage category product named “NOHO®” – The Hangover Defense®. NOHO, Inc. has also recently launched “NOHO® Gold” a premium lifestyle beverage.

“NOHO®” – The Hangover Defense®

 “NOHO® Gold”

Our flagship product NOHO® – The Hangover Defense® (“NOHO”) is a dietary supplement, taken before and after the consumption of alcohol that may help to prevent the symptoms associated with a hangover. NOHO was formulated by a Doctor of Pharmacy and comes in a 2 ounce “shot”. It is recommended that the 2 ounce shot be taken before and after drinking any alcoholic beverages. NOHO has a refreshing flavor, containing no caffeine or stimulants. Although the method by which NOHO works has not been confirmed through clinical testing, non-clinical field tests conducted throughout the country have demonstrated NOHO’s effectiveness. NOHO is intended to pre-plenish common electrolytes and trace elements lost by alcohol consumption.

Additionally, our product “NOHO Gold Premium Lifestyle Beverage” is currently developed and marketed as a healthy beverage that can be enjoyed day and night. NOHO Gold is currently offered to and sold in premier nightclubs “On Premise” bar and club venues in the United States including the Fontainebleau Hotel, LIV nightclub, Story nightclub, Day Light, Light, The Opium Group properties, and many others.

Industry Overview

NOHO Hangover Defense is a functional lifestyle beverage. “Functional lifestyle” beverages are beverages that have a specific functions, including relaxation, health, weight management, digestion aid, alertness, detoxification, and joint health. The functional lifestyle beverage category includes relaxation drinks, and ready-to-drink (RTD) teas and coffees. Functional beverages play an important role in our everyday lives. They can help people stay hydrated, some are designed to prevent and help address health conditions, or simply contribute to overall nutritional well-being. These beverages include functional ingredients such as nutrients (vitamins, minerals, amino acids, nutraceuticals, etc.), zero-calories sweeteners and stabilizers.

The global functional drinks market has been forecast to increase at a compound annual growth rate (CAGR) of 8.7% for the five-year period 2011 - 2016, increasing from total revenues of $59,103.9 million in 2011, to a value of $89,665.6 million by the end of 2016. According to a new report titled 'Functional Drinks: Global Industry Guide,' published on companiesandmarkets.com, market consumption volumes increased with a CAGR of 3.6% between 2007 and 2011.

According to a report published by MarketLine on companiesandmarkets.com on March 29, 2013, the US functional drinks market had total revenues of $22,864.7 million in 2011, representing a compound annual growth rate (CAGR) of 4.7% between 2007 and 2011.The performance of the market is forecast to accelerate, with an anticipated CAGR of 10.4% for the five-year period 2011 - 2016, which is expected to drive the market to a value of $37,446.3million by the end of 2016.

Manufacturing and Distribution

We do not directly manufacture our products, but instead outsource the manufacturing process to third-party bottlers and contract packers.

The Company’s distribution strategy is grounded in providing access to the product by initially penetrating key strategic metropolitan service areas. The Company’s plan is focused on developing a deep, versus wide distribution channel, by engaging in strategic partnerships. The Company’s goal is to develop local markets, drive demand locally in each of these markets, and create strong brand awareness and consumer loyalty.

Marketing and Advertising

NOHO is one of the first companies to market a liquid-based hangover protection beverage, positioned as “an over-the-counter proprietary formulation called “NOHO®”—“The Hangover Defense®.” NOHO has also the created a new beverage category branded as the “Premium Lifestyle Beverage.”

NOHO is the one of the first liquid hangover protection products targeting persons from all walks of life including businessmen, socialites, college students, mothers, casual drinkers, and image and lifestyle conscious consumers. Our marketing strategies and sales tactics will incorporate the many attributes we believe are important to this target market and will include associative advertising and promotion by celebrity influencers and influential local consumers to proactively develop this underdeveloped and untapped market. “NOHO”—“The Hangover Defense is the first custom-marketed hangover protection liquid solution sold On-Premise, at the point of consumption.

NOHO has developed key relationships with influential nightclubs, local radio, Celebrities, DJs and athletes as part of its Marketing and Promotion strategy. In addition to traditional promotion, viral marketing campaigns, including Facebook, Twitter, YouTube, and Instagram and, finally, assimilation with product promotions with other products such as premium spirit brands will be employed. The Company’s marketing message will be effectively communicated while also advocating the safe and responsible consumption of alcoholic beverages. Sponsorship and promotion activities will portray an active lifestyle and hangover-free experience, utilizing adults, teams of NOHO representatives and various forms of local and regional promotion and product sampling. As part of its sales strategy and tactics, the Company is developing a team of experienced beverage sales personnel to form key relationships with On-Premise establishments, convenience and mass-market stores, and wholesalers/distributors.

Symptoms and Causes of Hangovers

The common term “hangover” describes the physiological effects following consumption of alcohol. It is associated with an assortment of symptoms that may include dehydration, fatigue, headache, nausea, and a variety of other symptoms (see generally http://www.mayoclinic.com/print/hangovers/DS00649). The symptoms vary person by person and may begin several hours after drinking. Hangovers are a frequent unpleasant experience among people who drink. Despite the prevalence of hangovers, this condition is not well understood scientifically. Multiple possible contributors to the hangover state have been investigated, and researchers have produced evidence that alcohol can directly promote hangover symptoms. (see http://www.mayoclinic.com/health/hangovers/DS00649/DSECTION=causes).

Anti-Hangover Remedies

The anti-hangover market is highly fragmented with many competing products most of which are not effective. This has created a perception in the minds of consumers that the categories of products generally do not work. The consumer continues to attempt to treat a hangover with over-the-counter medication that can potentially have dangerous side effects. For example, ibuprofen (Advil, Motrin) and acetaminophen (Tylenol) are not recommended to be taken with or after alcohol consumption. Other products, used as alcohol mixers containing caffeine, can lead to the development of caffeine toxicity. This is caused by alcohol’s ability to inhibit the metabolism of caffeine resulting in agitation, inability to sleep (a contributor to hangover), and a higher risk of cardiovascular side effects. However, we believe that preventing the effects of alcohol consumption by preventing alcoholic ketoacidosis (AKA) is the most effective method.

According to Medline Plus, as service of the U.S. National Library of Medicine, AKA is a buildup of ketones, a type of acid that forms when the body breaks down fat for energy; generally caused by excessive alcohol use (see http://www.nlm.nih.gov/medlineplus/ency/article/000323.htm). This is where the Company’s proprietary non-stimulant formulation comes into play. AKA is typically reversed by combining sugar, water, fats and a special blend of trace elements. NOHO is intended to help prevent hangover by placing and replacing some of these elements into the body prior to drinking alcohol.

Unlike other remedies that focus on reversing a hangover, which is a difficult task, NOHO seeks to help those taking it as a preemptive measure. It is also helpful in pre-plenishing the body with electrolytes to avoid the aggravating electrolyte disturbances. Unfortunately, diuresis (increased production of urine) removes many of the essential minerals from the body that may be useful in preventing a hangover. NOHO preloads your body with these vital elements. The addition of herbal remedies commonly believed to help alleviate other symptoms, most notably ginger’s effect on nausea, allow NOHO to address many of the common contributing factors that characterize a hangover. Despite the incomplete scientific data related to hangover treatment, a sizeable market opportunity exists for an innovative product that can potentially prevent or mitigate the symptoms of a hangover. The Company has developed such a product, has sampled it with random consumers, and has received promising feedback on its effectiveness. NOHO can help fortify and protect the body from the adverse effects of alcohol. NOHO is recommended for use when consuming even small amounts of alcohol.

The Hangover Protection Market

People make a wide variety of choices about drinking, including whether to drink at all, and how much to consume if they do decide to drink. .According to the National Institute on Alcohol Abuse and Alcoholism, in the United States it is estimated that 17.1% of Americans (10.33% of men and 6.77% of women) over the age of 18 have at least one drink a week. As a result, hangovers may affect millions of people annually as a result of drinking and the hangover market has been cluttered with home remedies and various combinations of over-the-counter medications. The Company believes the liquid anti-hangover category, unlike the energy drink category, is underdeveloped and underserved. In addition, this category has never been developed using a proactive approach despite the many competing solid-dosage product offerings.

The Company believes that anti-hangover remedies have traditionally been marketed as medicinal remedies for those actively experiencing hangover symptoms. This approach has likely reduced the sales potential for these brands versus the Company’s preventative approach. The Company, unlike its many potential competitors, will market and sell the product at the point of alcohol consumption (“On-Premise”), as well as in traditional retail outlets. On-Premise sales in establishments such as bars, restaurants, nightclubs and casinos, will be a focus of all Company promotional activities to help create market and brand awareness to a multitude of consumers. This is in addition to marketing and selling NOHO through the more traditional sales channels that include convenience stores, drug chains and mass retailers. There are currently about 50 products on the market that purport to cure hangovers, none of which are currently offered at “on premise” locations.

Competition

The beverage industry is highly competitive. A number of companies who market and distribute anti-hangover drinks have recently emerged, including Hangover Joe’s Recovery Shot, Security Feel Better – Anti-Hangover Drink, and Mercy Hangover Prevention.

The principal areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies. NOHO competes with other hangover related drinks produced by a number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development and marketing of new, unique cutting edge products, attractive and different packaging, branded product advertising, and pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “lifestyle,” “alternative” and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We are also subject to increasing levels of regulatory issues particularly in relation to the registration and taxation of our products in certain new international markets, which may put us at a competitive disadvantage.

Intellectual Property

We have filed a United States federal trademark registration for “NOHO®”, “THE HANGOVER DEFENSE®”, “FUNCTIONAL LIFESTYLE BEVERAGE®”, “PRE-PLENISH”, HANGOVER DEFENCE FORMULA®”, “LOVE YOUR BODY®”, and “HANGOVER PREVENTION®.” Additionally, we have registered the www.NOHOdrink.com domain name. We consider our trademarks and other intellectual property rights to be important to our branding strategy and business success.

Employees

As of the date of this annual report, and as a result of our recent organizational establishment, we do not have any full time employees.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Our Internet address is www.nohodrink.com. Requests for additional information including a copy of these filings (excluding exhibits) are available at no cost by writing to, or telephoning us at the following address or telephone number:

NOHO, Inc.

8340 E. Raintree Dr., Unit D

Scottsdale, AZ 85260

(480) 306-7319

ITEM 1A.	RISK FACTORS

As a “smaller reporting Company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 8240 E. Raintree Dr., Unit D, Scottsdale, Arizona 85260.  On May 2, 2012, the Company executed a lease agreement for a period of 39 months with a monthly base rent of $750 plus estimated common area maintenance and HVAC charges of $1,230. The Company was required to pay a security deposit of $2,186.

Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have the necessity to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 20, 2012 under the symbol “REPW.OB.” Effective February 22, 2013 our symbol was changed to “DRNK.OB” to reflect the Company’s name change. Because our stock is quoted on the OTC Bulletin Board our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Additionally, wide fluctuations in trading prices could result from many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low closing prices for our common stock per quarter ended, based on our December 31 fiscal year end, as quoted on the OTC Bulletin Board for the last two fiscal years, without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions:

	First Quarter (Jan. 1 – Mar. 31)	Second Quarter (Apr. 1 – Jun. 30)	Third Quarter (Jul. 1 – Sept. 30)	Fourth Quarter (Oct. 1 – Dec. 31)
2013 – High	$3.50	$3.53	$2.40	2.40
2013 – Low	$.0112	$1.01	$1.40	1.75
2012 – High	-	-	-	$.0112
2012 – Low	-	-	-	$.0112

Warrants, Options and Other Rights to Acquire Shares

There are no outstanding warrants or options to purchase our securities.

Holders

As at April 14, 2014, an aggregate of 16,977,091 shares of our common stock were issued and outstanding and were owned by approximately 132 holders of record, based on information provided by our transfer agent.

Dividends

On December 31, 2012, the Company effectuated a 15.2 to 1 forward split of the Company’s common stock issued and unissued common stock as of January 16, 2013, the record date. The number of shares of common stock issued and outstanding prior to the forward split is 1,504,057. Immediately after the forward split, the number of shares issued and outstanding increased to 22,861,666. The number of authorized shares increased from 50,000,000 to 760,000,000 common shares. Each shareholder of record received a dividend certificate, rather than surrendering outstanding stock certificates.

Other than the foregoing we have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Operations

Our flagship product “NOHO®” – The Hangover Defense® (“NOHO”) is a dietary supplement, taken before or during the consumption of alcohol that may help to prevent the symptoms associated with a hangover. NOHO was formulated by a Doctor of Pharmacy and comes in a 2 ounce “shot” that can be consumed on a stand-alone basis or as a mixer available in an 8.4 ounce that can be consumed by itself or mixed with an alcoholic drink. It is recommended that the 2 ounce shot be taken as the first and last shot of the night, while the mixer can be consumed alone or mixed with subsequent drinks. NOHO has a refreshing flavor, containing no caffeine or stimulants. Although the method by which NOHO works has not been confirmed through clinical testing, field tests conducted throughout the country have demonstrated NOHO’s effectiveness. NOHO is intended to pre-plenish common electrolytes and trace elements lost by alcohol consumption.

Results of Operations

Revenues

Comparison of the years ended December 31, 2013 and 2012.

Total net revenue earned for the years ended December 31, 2013 and 2012 was $545,874 and $1,267,028, respectively. Gross profit for the years ended December 31, 2013 and 2012 was $14,743 and $560,515, respectively, for a total decrease in gross profits of $545,772 or 97%. The decrease in total net revenue for the year ending December 31, 2013, as compared to December 31, 2012, was due to the fact that the Company generated less revenues as a result of focusing sales in particular regions as opposed to nationwide. Additionally the Company focused its efforts on domestic sales rather than international sales. Additionally, during the year ended December 31, 2013, cost of goods sold was $531,131 compared to $706,513 for the year ended December 31, 2012.

Operating Expenses

Comparison of the years ended December 31, 2013 and 2012.

Total operating expenses in the year ended December 31, 2013 amounted to $2,573,930 compared to $2,395,434 for the year ended December 31, 2012. For the year ended December 31, 2013 and 2012, we recorded $375,800 in executive compensation. There was a decrease of $420,816 in stock based compensation for the year ended December 31, 2013, which was $334,374, as compared to $755,190 for the year ended December 31, 2012. There was also an increase in expenses for contract labor, which was $702,125 for the year ended December 31, 2013 as opposed to $480,477 for the year ended December 31, 2012. The amortization and depreciation costs was $19,386 for the year ended December 31, 2013 as opposed to $17,505 for the year ended December 31, 2012, an increase of $1,881 General and administrative costs were $1,142,245 for the year ended December 31, 2013 as opposed to $633,346 for the year ended December 31, 2012, representing a total increase of $508,899. Increases in operating expenses for executive compensation, stock based compensation, contract labor, amortization and depreciation, and administration for the year ending December 31, 2013, as compared to December 31, 2012, was due to the fact that the Company incurred greater expenses related to increased production and increased support of distributors in an effort to enhance current business relationships.

Net Loss

The net loss for the year ended December 31, 2013 was $2,748,725 as compared to $1,907,201 for the year ended December 31, 2012. Increase in net loss for the year ending December 31, 2013, as compared to December 31, 2012, was due to the fact that the Company incurred more general and administrative expenses, interest expenses and owed more compensation to employees to cover the increase in production during the year ended 2013.

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

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at December 31, 2013 compared to December 31, 2012.

Working Capital

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change $
Total Current Assets	$259,081	$343,438	$(84,357)
Total Current Liabilities	$1,822,136	$1,162,477	$659,659

For the year ended December 31, 2013, the Company had total current assets of $259,081 which consists of cash of $18,804, accounts receivable of $50,392, prepaid stock compensation of $116,406 and inventory of $73,479. As of December 31, 2013, the Company had total current liabilities of $1,822,136 which consists of accounts payable of $305,296 accrued payroll of $727,282, notes payable of $125,000, notes payable to related parties of $311,625, line of credit related party of $205,500 , accrued interest payable of $15,123 and accrued interest payable to related parties of $132,310.  This represents a working capital deficit. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from (used in) Operating Activities	$(1,656,033)	$(845,120)
Cash Flows from (used in) Investing Activities	$(2,570)	$(7,760)
Cash Flows from (used in) Financing Activities	$1,593,500	$910,499

Operating Activities

For the year ended December 31, 2013, net cash used by operating activities was $(1,656,033) as compared to $(845,125) for the same period ended December 31, 2012. The increase was primarily due to a decrease in operating revenues during the year.

Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities was $1,593,500 was primarily the result of proceeds from the sale of common stock in the amount of $1,277,000, and net proceeds from notes payable in the amount of $316,500. In comparison, net cash provided by financing activities for the year ended December 31, 2012 was $910,499 which consisted of $790,00 in net proceeds from notes payable, $150,000 in proceeds from the sale of our common stock, less the return of capital contributions in the amount of ($29,501).

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

Investing Activities

For the year ended December 31, 2013, net cash used in investing activities was $2,570 as a result of the purchase of fixed assets. In comparison, net cash used during the year ended December 31, 2012 was $7,760.

Cash Requirements

Our cash on hand as of December 31, 2013 was $18,804. The Company has incurred a net loss of $(2,748,725) for the year ended December 31, 2013 as compared to $(1,907,201) for the year ended December 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

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

We regularly evaluate the accounting policies and estimates that we use to prepare for financial statements. A complete summary of these policies is included in the notes to our financial statements. In general management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (December 3, 2010) through the period ended December 31, 2013 of $5,802,305. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from a shareholder.

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

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY

NOHO, INC.

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NOHO, Inc.

We have audited the accompanying balance sheets of NOHO, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOHO, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 15, 2014

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$18,804	$83,907
Accounts receivable	50,392	50,920
Prepaid expenses	116,406	50,000
Inventory	73,479	158,611
Total current assets	259,081	343,438

Fixed assets, net of accumulated depreciation of
$6,267 and $2,617, respectively	9,389	10,469

Intangible assets, net of accumulated amortization of
$43,911 and $28,174, respectively	132,498	148,235
Total assets	$400,968	$502,142

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$305,296	$203,804
Accounts payable - related party	-	5,667
Accrued payroll - related party	727,282	445,952
Deferred revenue	-	75,000
Notes payable	125,000	118,750
Notes payable - related party	311,625	-
Line of credit - related party	205,500	265,000
Accrued interest payable	15,123	123
Accrued interest payable - related party	132,310	48,181
Total current liabilities	1,822,136	1,162,477

Total liabilities	1,822,136	1,162,477

Stockholders' (deficit):
Common stock, $0.001 par value, 760,000,000 shares
authorized, 16,552,425 and 12,679,925 shares issued
and outstanding at December 31, 2013 and 2012, respectively	16,552	12,680
Subscriptions receivable	731,135	-
Additional paid in capital	3,633,450	2,380,565
Accumulated (deficit)	(5,802,305)	(3,053,580)
Total stockholders' (deficit)	(1,421,168)	(652,117)
Total liabilities and stockholders' (deficit)	$400,968	$510,360

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

Revenue, net	$545,874	$1,267,028
Cost of goods sold	531,131	706,513

Gross profit	14,743	560,515

Operating expenses:
Executive compensation	375,800	375,800
Stock-based compensation	334,374	755,190
Stock-based compensation - professional	-	133,116
Contract labor	702,125	480,477
Amortization and depreciation	19,386	17,505
General and administrative	1,142,245	633,346
Total operating expenses	2,573,930	2,395,434

Loss from continuing operations	(2,559,187)	(1,834,919)

Other income (expense):
Interest expense, net	-	(122)
Interest expense - related party	(189,538)	(72,160)
Total other income (expense)	(189,538)	(72,282)

Net loss	$(2,748,725)	$(1,907,201)

Net loss per share - basic and fully diluted	$(0.18)	$(0.17)
Weighted average number of shares outstanding -	15,321,834	11,420,987
basic and fully diluted

The accompanying notes are an integral part of these consolidated financial statements

  NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statement of Stockholder’s Deficit

	Common Shares		Additionl Paid-In	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance, December 31, 2011	11,367,425	$11,367	$717,518	$-	$(1,146,381)	$(417,496)

Common stock is for debt conversion	1,312,500	1,313	654,937	-	-	656,250

Contributed capital - related party	-	-	120,500	-	-	120,500

Net loss	-	-	-	-	(1,907,201)	(1,907,201)

Balance, December 31, 2012	12,679,925	12,680	1,492,955	-	(3,053,582)	(1,547,947)

Common stock issued for services	253,337	238	346,630	131,135	-	478,003

Common stock is for debt conversion and financing	55,000	55	109,945	-	-	110,000

Common stock issued for cash	477,486	477	850,523	426,000	-	1,277,000

Common stock issued in connection with merger	3,101,677	3,102	832,522	174,000	-	1,009,624

Beneficial conversion feature	-	-	875	-	-	875

Net loss	-	-	-	-	(2,748,725)	(2,748,725)

Balance, December 31, 2013	16,567,425	$16,552	$3,633,450	731,135	$(5,802,307)	$(1,421,170)

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,748,725)	$(1,907,201)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Shares issued for stock-based compensation	489,003	888,306
Depreciation and amortization	19,387	17,504
Amortization of debt discount	22,750	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	528	27,720
(Increase) in prepaid expenses	101,970	(45,098)
(Increase) in inventory	85,132	(88,848)
Increase in accounts payable	68,463	85,992
Increase in accounts payable - related party	-	5,667
Increase in accrued payroll	281,330	245,712
(Decrease) increase in deferred revenue	(75,000)	(107,991)
Increase in accrued interest payable	15,000	123
Increase in accrued interest payable - related party	84,129	32,994
Net cash used by operating activities	(1,656,033)	(845,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,570)	(7,760)
Purchase of intangible asset	-	-
Net cash used in investing activities	(2,570)	(7,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	100,000
Proceeds from notes payable - related party	357,000	710,000
Payments on notes payable - related party	(40,500)	(20,000)
Proceeds from the sale of common stock	1,277,000	150,000
Proceeds from capital contributions, net - related party	-	(29,501)
Net cash provided by financing activities	1,593,500	910,499

Net change in cash	(65,103)	57,619
Cash - beginning	83,907	26,288
Cash - ending	$18,804	$83,907

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued for debt conversion	$100,000	$500,000
Shares issued in connection with convertible debenture	$11,000	$6,250

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 3, 2010 (Date of Inception) under the laws of the State of California, as Dolce Bevuto, LLC. On February 8, 2013, the Company was domiciled from a California limited liability company to a Nevada corporation. As a result of conversion from a limited liability company to a corporation, the financial statements of the Company have been prepared retroactively as if the Company was a corporation as December 3, 2010.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued expense, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

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

As of December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Intangible assets	$ -	$ 132,498	$ -	$ 132,498
Liabilities
Deferred revenue	-	-	-	-
Notes payable	-	125,000	-	125,000
Notes payable – related party	-	311,625	-	311,625
Line of credit – related party	-	205,500	-	205,500

As of December 31, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Intangible assets	$ -	$ 148,235	$ -	$ 148,235
Liabilities
Deferred revenue	-	75,000	-	75,000
Notes payable	-	118,750	-	118,750
Line of credit – related party	-	265,000	-	265,000

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2013 and 2012, there are no cash equivalents.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2013 and 2012, respectively.

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

Computer equipment 3 years

Furniture and fixtures 7 years

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2013 and 2012, the Company recorded $0 and $0 of impairment of its intangible assets.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenues from sale of products when the items have shipped and title has transferred to the purchaser.

As of December 31, 2013, the Company had deferred revenue of $0. The Company received deposits of $75,000 during 2012 on orders for products and shipped the products out during the year ended December 31, 2013 and the revenue was earned during the year ended December 31, 2013.

Advertising costs

Advertising costs are anticipated to be expensed as incurred. Advertising costs included in general and administrative expenses totaled $309,986 and $323,331 for the years ended December 31, 2013 and 2012, respectively.

Income taxes

The Company is treated as a partnership for federal income tax purposes and does not incur income taxes for the period from inception (December 3, 2010) to February 8, 2013, when the Company was domiciled from a California limited liability company to a Nevada corporation. During the period from inception (December 3, 2010) to February 8, 2013, its earnings and losses are allocated to and reported on the individual returns of the shareholder’s tax returns. Accordingly, no provision for income tax is included in the financial statements as of December 31, 2012. The Company has no income tax provision for the period from February 8, 2013 to December 31, 2013 due to recurring net losses.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (December 3, 2010) through the period ended December 31, 2013 of $5,802,305.

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

NOTE 3 – INVENTORY

Inventories consist of the following at December 31, 2013 and 2012:

	2013	2012
Raw materials	$ 43,851	$ 84,193
Finished goods	29,628	74,418
	$ 73,479	$ 158,611

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Computer equipment	$ 9,270	$ 7,807
Furniture and fixtures	6,386	5,279
Fixed assets, total	15,656	13,086
Less: accumulated depreciation	(6,267)	(2,617)
Fixed assets, net	$ 9,389	$ 10,469

Depreciation expense for the years ended December 31, 2013 and 2012 was $3,650 and $1,768, respectively.

Repairs and maintenance expense for the years ended December 31, 2013 and 2012 was $5,526 and $3,448, respectively.

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

Amortization expense for the years ended December 31, 2013 and 2012 was $11,803 and $11,803, respectively. As of December 31, 2013 and 2012, the Company had $0 and $0, respectively, in impairment of the asset.

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

On March 31, 2014, the lender agreed to extend the maturity date to March 31, 2015.

As of December 31, 2013, the Company has received a total of $205,500 from the revolving credit line and incurred a total of $30,891 interest expense for the year ended December 31, 2013, of which the Company paid $24,090.

As of December 31, 2013, the Company has received a total of $265,000 from related party and incurred a total of $41,303 interest expense for the year ended December 31, 2012, of which the Company paid $39,166. As of December 31, 2013, the accrued interest was $3,336.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

Notes payable consisted of the following as of

	December 31, 2013	December 31, 2012
Debenture to an entity, unsecured, 0% interest, default interest at 18%, due December 2013	$ -	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, due April 2013	125,000	-
Debenture to an individual, unsecured, 12% interest, default interest at 24% due July 2013	75,000	-
Debenture to an individual, unsecured, 24% interest, default interest at 24% due October 2013	110,000	-
Debenture to an individual, unsecured, 12% interest, default interest at 24% due September 2013	100,000	-
Debenture to an individual, unsecured, 0% interest, default interest at 0% due on demand	4,500	-
Convertible debenture to an entity, unsecured, 0% interest, convertible at $2 per share, due May 2014	17,500
Convertible debenture to an individual, unsecured, 0% interest, interest due in 5,000 shares of common stock valued at $10,000, default interest at 0% due October 2013	13,000	-

Debt discount	(8,375)	-

Total Note Payable – related party, net of discount	$ 436,625	$ 100,000

NOTE 8 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the quarter ended June 30, 2013, the Company issued convertible note payable of $26,500 to a related party. Interest on this note is 5,000 common stocks of the Company payable with principle. The Company fair valued these common stocks at $10,000 and discounted the convertible note payable by this amount. The convertible note is also convertible at $2.00 per common stock, the Company fair valued these shares at $2.00 per common stock resulting in $0 beneficial conversion feature.

During the quarter ended December 31, 2013, the Company issued convertible note payable of $17,500 to a related party. Interest on this note is 0% and is due in May 2014. The convertible note is also convertible at $2.00 per common stock, the Company fair valued these shares at $2.10 per common stock resulting in $875 beneficial conversion feature.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 760,000,000 shares of $0.001 par value common stock. The Company has 16,552,425 and 12,679,925 issued and outstanding shares of common stock as of December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013, the Company recorded executive compensation totaling $375,800 and interest expense totaling $59,393. As of December 31, 2013, the Company had accrued interest payable of $104,361.

During the year ended December 31, 2012, the Company recorded executive compensation totaling $375,800 and interest expense totaling $30,980. As of December 31, 2012, the Company has accrued payroll to Mr. Grdina of $445,952 and accrued interest payable of $44,968.

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

Consulting agreement with Steve Staehr

On September 24, 2013, the Company executed a three month consulting agreement for 30,000 shares of common stock. As of December 31, 2013, the shares had not been issued and are recorded in common stock payable. On January 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2014, the Company executed a three month consulting agreement for 30,000 shares of common stock with an officer of the Company.

On January 1, 2014, the Company executed a five year employment agreement with John Grdina, Chief Executive Officer, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$ 240,000	450,000 shares
2015	300,000	500,000 shares
2016	375,000	575,000 shares
2017	450,000	700,000 shares
2018	550,000	850,000 shares
2018 and thereafter	20% more than base salary in the prior year	1,200,000 shares

In addition, Mr. Grdina has an automobile allowance of $18,000 per year, a fuel allowance of $3,600 per year and a health insurance allowance of $4,200 per year.

Mr. Grdina can elect to extend his employment agreement for additional one year terms with an annual increase in base salary of 20% per year.

The employment agreement also has bonuses based on performance of the Company and the amounts are as follows:

Gross Sales Per Year	Bonus Amount
$1.0M - $2.0M	$ 50,000
$2.0M - $4.0M	200,000
$4.0M - $6.0M	250,000
$6.0M - $10.0M	500,000
More than $20.0M	5% of Gross Sales

On January 1, 2014, the Company executed a five year employment agreement with Sean Stephenson, President, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$ 135,000	250,000 shares
2015	150,000	275,000 shares
2016	185,000	325,000 shares
2017	225,000	450,000 shares
2018	270,000	550,000 shares
2018 and thereafter	10% more than base salary in the prior year

On January 13, 2014, the Company agreed to issue 6,000 shares of common stock related to an independent contractor agreement.

On February 6, 2014, the Company settled accounts payable of $7,500 in exchange for 2,500 shares of common stock and cash of $5,000.

On February 28, 2014, the Company executed a one year consulting agreement for 25,000 shares of common stock.

On March 4, 2014, the Company executed an unsecured promissory note for $150,000. The loan is due in May 2014 and bears interest at 8% per annum. Additionally, the Company granted 52,500 warrants with an exercise price of $1 which are exercisable for a period of 5 years.

END NOTES TO FINANCIALS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is able to maintain steady business operations and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Officer/Director Since
John Grdina	45	President	December 17, 2012
		Chief Executive Officer	December 17, 2012
		Director	December 17, 2012
Sean Stephenson	40	Secretary	December 17, 2012
		Treasurer	December 17, 2012
Steven Staehr	51	Chief Financial Officer	October 21, 2013

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.   Each officer serves at the pleasure of the Board of Directors, unless removed or replaced at the discretion of the Board of Directors.

Identification of Certain Significant Employees

The Company has no full-time or part-time employees, other than its officers and directors. The Company employs independent contractors on an as needed basis.

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Business Experience

The business experience during the past five years of the officers and directors of NOHO, Inc. is as follows:

Jay Grdina, Age 45, President, Chief Executive Officer, and Director

Mr. Grdina is the CEO and majority shareholder in Dolce Bevuto, LLC (“Dolce”), which manufactures an anti-hangover product called “NOHO,” which the Company intends to distribute. Mr. Grdina was the founder and former CEO of Club Jenna, Inc., which was sold to Playboy Enterprises. While at Playboy Enterprises from 2006 to 2012, Mr. Grdina was a Senior Vice President and the President of Production at Playboy responsible for all aspects of Television and Video Production After serving as a Senior Vice President for Playboy, he went on to create the celebrity blogging sensations TheDirty.com and Kikster.com. Mr. Grdina was named one of Details Magazine’s Most Successful Men (#10) under the Age of 37 in America. Additionally, he has been the subject of feature articles for both Forbes and Rolling Stone. Mr. Grdina was appointed as the President, CEO and sole Director of the Company on December 17, 2012.

Sean Stephenson, Age 40, Secretary and Treasurer

Mr. Stephenson is the President of Dolce and has been with the Company since it first launched into the marketplace in 2010. From 2009 to 2010, Mr. Stephenson was the Vice President of Sales & Marketing for Dajomi Brands, LLC, the previous owners of NOHO. From 2007 to 2009, Mr. Stephenson was the Vice President of Sales & Marketing for Bond Laboratories, Inc. (“Bond”), while at bond Mr. Stephenson was responsible for key account sales account sales and all marketing initiatives for its Fusion Energy line of products, helping the company grow from a concept to three million dollars within three years. From 2005 to 2007, Mr. Stephenson was Vice President of Special Markets for Ocean Pacific Apparel Corporation (“Op”), a wholly-owned subsidiary of Warnaco Group (NYSE: WRC). While at Op, Mr. Stephenson was responsible for the company’s licensed product line, negotiating contracts and developing product lines in conjunction with the NBA, NFL, and major universities such as USC, Ohio State, UCLA, Notre Dame, University of Texas, and many others. Mr. Stephenson is also a former USMC Aerial Navigator flying in excess of 40 missions on a KC-130 aircraft, as well as a veteran of Operation Restore Hope in Somalia. Mr. Stephenson was appointed as the Secretary of the Company on December 17, 2012.

STEVEN STAEHR, 51, Chief Financial Officer

Mr. Staehr is a management and financial professional with over 25 years of experience in formulating and administering accounting and financial services to a number of mid to large size and publicly traded corporations. Mr. Staehr is a licensed certified public accountant in the states of California and Nevada, and is a member of the American Institute of Certified Public Accountants. During the past year, prior to taking his position at Noho, Inc., Mr. Staehr briefly held the position of President and CFO of Monarchy Resources, Inc., a corporation traded on the OTCQB under the symbol MONK. Between 2010 and 2012, Mr. Staehr acted as a corporate controller and consultant for the ASNY Corporation, Consolidated Resorts and Hondo Minerals, Inc. From 2009 to 2010, Mr. Staehr worked as an independent consultant with regards to various investment opportunities. From 2007 to 2009, Mr. Staehr acted as founder and CFO of Western Capital Resources, Inc., a company traded on the American Stock Exchange under the symbol WCRS. Over the years, Mr. Staehr has also worked in a professional and executive capacity with a number of well known privately held and publicly traded companies, including, Deloitte & Touche, Mirage Resorts, Boyd Gaming, Encore Productions, PEM Group, Cash Systems among other highly successful corporations. Additionally, Mr. Staehr has significant experience with the formation and implementation of IPO’s, including his work with Boyd Gaming who launched one of the largest IPO’s in the gaming industry.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company, Dolce Bevuto, Inc. or its subsidiaries, has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

                                             i.            Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                                            ii.            Engaging in any type of business practice; or

                                          iii.            Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                                             i.            Any Federal or State securities or commodities law or regulation; or

                                            ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                                          iii.            Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company adopted a Code of Ethics that applies to our officers and directors on October 4, 2011, which we feel is sufficient at this time. The Code of Ethics was filed with the Commission on December 15, 2011 on Form S-1, incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013 and as of the date of this report , our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not yet complied with all Section 16(a) filing requirements, but will comply as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the aggregate compensation paid to the executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 2013 and 2012 .

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Grdina(2) Current President, CEO and Director of the Company; Current CEO and Chairman of the Board of Directors of Dolce Bevuto, Inc.	2012	300,000	50,000	755,1903)	-0-	-0-	-0-	25,800	1,130,990
	2013	350,000	-0-	-0-	-0-	-0-	-0-	25,800	375,800
Sean Stephenson(4) Current Secretary and Treasurer of the Company; Current President of Dolce Bevuto, Inc.	2012	100,000	-0-	59,116	-0-	-0-	-0-	-0-	159,116
	2013	99,731	-0-	-0-	-0-	-0-	-0-	-0-	99,731
Steven Staehr (5)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	--
Current CFO of the Company.	2013	-0-	-0-	42,000(6)	-0-	-0-	-0-	-0-	42,000
James Grdina(7) Current CFO of Dolce Bevuto, Inc.	2012	-0-	-0-	21,400	-0-	-0-	-0-	-0-	21,400
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Keith Davidson(8) General Counsel & Director of Dolce Bevuto Inc.	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	John Grdina was and currently is the President, CEO and a Director of the Company and the CEO of Dolce Bevuto, Inc. On December 17, 2012, Mr. Grdina was appointed as the President, CEO and a Director of the Company. There are no employment agreements by and between John Grdina and the Company. John Grdina receives no compensation in exchange for his services as an executive officer of the Company. The compensation set forth herein is the compensation he receives as the CEO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company, pursuant to an Employment Agreement made effective January 1, 2014, superseding the previous Employment Agreement dated December 20, 2010 and January 1, 2012. .

(3)	The 75,519,000 shares issued to Mr. Grdina were valued at $0.01 per share for a total value of $755,190.

(4)	Sean Stephenson was and currently is the Secretary of the Company and the President of Dolce Bevuto, Inc. On December 17, 2012, Mr. Stephenson was appointed as the Secretary of the Company. There are no employment agreements by and between Sean Stephenson and the Company. There are no employment agreements by and between Sean Stephenson and the Company. Sean Stephenson receives no compensation in exchange for his services as an executive officer of the Company. The compensation set forth herein is the compensation he receives as the President of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company, pursuant to an Independent Contractor Agreement made effective January 1, 2014, superseding the previous Employment Agreement dated June 1, 2011 and January 1, 2012. .

(5)	Steven Staehr was issued 30,000 restricted shares of common stock as consideration for his services as the Company’s Chief Executive Officer for the 90 day period ended December 24, 2013.

(6)	The 30,000 shares issued to Mr. Staehr were valued at $1.40 per share for a total value of $42,000.

(7)	James Grdina does not hold an executive officer position with the Company, but currently serves as the CFO of Dolce Bevuto, Inc. There are no employment agreements by and between James Grdina and the Company. The compensation set forth herein is the compensation he receives as the CFO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company.

(8)	Keith Davidson does not hold an executive officer position with the Company, but currently serves as the General Counsel and a director of Dolce Bevuto, Inc. There are no employment agreements by and between Keith Davidson and the Company. The compensation set forth herein is the compensation he receives as the CFO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company.

Narrative Disclosure to Summary Compensation Table

As at December 31, 2013 and 2012, neither the Company, Dolce Bevuto, Inc. or its subsidiaries, had any compensatory or arrangements, including payments to be received from the Company, Dolce Bevuto, Inc. or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Dolce Bevuto, Inc. or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Dolce Bevuto, Inc. or its subsidiaries, other than as previously reported in Note 12.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors currently receive no compensation for their services to the Company.

Significant Employees /Consultants

As of the date of this Report, we have no full time employees.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, John Grdina, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Grdina collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of the date of this Report, there are 16,977,091 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
John Grdina (3) 8340 E. Raintree Dr., Unit D Scottsdale, AZ 65260	Common	11,279.0664%
Sean Stephenson (4) 8340 E. Raintree Dr., Unit D Scottsdale, AZ 65260	Common	18,462.1087%
Steven Staehr (5) 8340 E. Raintree Dr., Unit D Scottsdale, AZ 65260	Common	60,000.3519%
All Officers and Directors as a Group (2 Persons)	Common	89,741.527%
Dolce B Investments (6) 8340 E. Raintree Dr., Unit D Scottsdale, AZ 65260	Common	8,788,000	51.76%
Step Holdings, LLC (7) 8340 E. Raintree Dr., Unit D Scottsdale, AZ 65260	Common	702,000	4.135%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 16,977,091 issued and outstanding shares of common stock as of the date of this report.

(3)	Mr. John Grdina is the Company’s President, Chief Executive Officer and sole Director.

(4)	Mr. Sean Stephenson is the Company’s Secretary and Treasurer.

(5)	Mr. Steven Staehr is the Company’s Chief Financial Officer.

(6)	Dolce B Investments, Inc.’s beneficial ownership includes 8,788,000 common shares. Mr. John Grdina is the President, sole stockholder and a Director of Dolce B Investments, Inc. and has voting and dispositive control over the common shares owned by Dolce B. Investments, Inc.

(7)	Step Holdings, LLC.’s beneficial ownership includes 702,000 common shares. Mr. Sean Stephenson is the sole stockholder and Managing Member of Step Holdings, LLC and has voting and dispositive control over the common shares owned by Step Holdings, LLC.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office space and services are provided without charge by a shareholder of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Employment agreement with John Grdina

On January 1, 2014, the Company executed a five year employment agreement with John Grdina, Chief Executive Officer, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$ 240,000	450,000 shares
2015	300,000	500,000 shares
2016	375,000	575,000 shares
2017	450,000	700,000 shares
2018	550,000	850,000 shares
2018 and thereafter	20% more than base salary in the prior year	1,200,000 shares

In addition, Mr. Grdina has an automobile allowance of $18,000 per year, a fuel allowance of $3,600 per year and a health insurance allowance of $4,200 per year.

Mr. Grdina can elect to extend his employment agreement for additional one year terms with an annual increase in base salary of 20% per year.

The employment agreement also has bonuses based on performance of the Company and the amounts are as follows:

Gross Sales Per Year	Bonus Amount
$1.0M - $2.0M	$ 50,000
$2.0M - $4.0M	200,000
$4.0M - $6.0M	250,000
$6.0M - $10.0M	500,000
More than $20.0M	5% of Gross Sales

Employment agreement with Sean Stephenson

On January 1, 2014, the Company executed a five year employment agreement with Sean Stephenson, President, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$ 135,000	250,000 shares
2015	150,000	275,000 shares
2016	185,000	325,000 shares
2017	225,000	450,000 shares
2018	270,000	550,000 shares
2018 and thereafter	10% more than base salary in the prior year

Consulting agreement with Steve Staehr

On September 24, 2013, the Company executed a three month consulting agreement for 30,000 shares of common stock. As of December 31, 2013, the shares had not been issued and were recorded in common stock payable. On January 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock. The shares were issued on April 7, 2014.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐	Disclosing such transactions in reports where required;

☐	Disclosing in any and all filings with the SEC, where required;

☐	Obtaining disinterested directors consent; and

☐	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, John Grdina is not an independent director of the Company because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2013(1)	Year Ended December 31, 2012(1)
Audit fees	$15,700	5,500
Audit-Related fees	$0	0
Tax fees	$0	0
All other fees	$0	0
Total	$15,700	5,500

(1) Effective March 27, 2013 the Company changed its fiscal year end from October 31 to December 31.

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $15,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and December 31, 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and December 31, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Wyoming Secretary of State on September 30, 2011.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
3.1(a)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on March 28, 2013.
3.1 (b)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on January 9, 2013.	Incorporated by reference as an Exhibit to the Form 8-K filed on January 17, 2013.
3.1(c)	Amendment to Articles of Incorporation filed with the Wyoming Secretary of State on December 31, 2012	Incorporated by reference as an Exhibit to the Form 8-K filed on January 8, 2013.
3.2	Bylaws.	Incorporated by reference as an Exhibit to the Form S-1 filed on December 15, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
95.1	Mine Safety Disclosures.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOHO, INC.

Dated: April 15, 2014	/s/ John Grdina
By: John Grdina
Its: President, Principal Executive Officer, and Director

Dated: April 15, 2014	/s/ Steven Staehr
By: Steven Staehr
Its: Principal Financial Officer

Dated: April 15, 2014	/s/ Sean Stephenson
By: Sean Stephenson
Its: Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2014	/s/ John Grdina
By: John Grdina
Its: President, Principal Executive Officer, and Director

