Form 10-K/A
period 2013-12-31
NOHO, Inc.
filed 2014-06-17
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

NOHO, Inc. is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013, to correct inadvertent errors made in the due course of the process of filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”). The correct version of the Form 10-K, includes the final audited version of the Company’s financial statements verses the draft version which was inadvertently filed with the Company’s original Form 10-K. The aforementioned changes are made to agree with the copy of the document originally approved by the auditor that were inadvertently not included in the Original Filing, filed with the U.S. Securities Exchange Commission on April 15, 2014.

For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of April 15, 2014, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

NOHO, INC.

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2013

 FORWARD-LOOKING STATEMENTS

 This Amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this Form 10-K/A to the “Company”, “DRNK”, “we”, “us” and “our” are references to NOHO, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

The following table sets forth the high and low closing prices for our common stock per quarter ended, based on our December 31 fiscal year end, as quoted on the OTC Bulletin Board for the last two fiscal years, without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions:

	First Quarter (Jan. 1 – Mar. 31)	Second Quarter (Apr. 1 – Jun. 30)	Third Quarter (Jul. 1 – Sept. 30)	Fourth Quarter (Oct. 1 – Dec. 31)
2013 – High	$3.50	$3.53	$2.40	2.40
2013 – Low	$.0112	$1.01	$1.40	1.75
2012 – High	—	—	—	$.0112
2012 – Low	—	—	—	$.0112

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

FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenues and Cost of Goods Sold

Comparison of the years ended December 31, 2013 and 2012.

Total net revenue earned for the years ended December 31, 2013 and 2012 was $735,561 and $1,258,811, respectively. Gross profit for the years ended December 31, 2013 and 2012 was $369,734 and $688,137, respectively, for a total decrease in gross profits of $318,403 or 46%. Our decrease in revenue of 42% for the year end December 31, 2013, as compared to December 31, 2012, was due to management’s focus on targeting specific regions to increase market share as opposed to broad nationwide sales with higher risk of limited longevity. During the year ended December 31, 2013, our cost of goods sold increased as a percentage of net revenue from 45% in 2012 to 50% in 2013 resulting in an overall decrease in our gross profit margin. Our decline in gross profit margin in primarily related to the direct relationship between production volume and cost efficiencies. We anticipate as our sales volume increases throughout the upcoming year, we will begin to re-capture efficiencies.

Operating Expenses

Comparison of the years ended December 31, 2013 and 2012.

Our operating expenses totaled $2,855,154 and $2,523,056 for the years ended December 31, 2013 and 2012, respectively, an overall increase of $332,098 or 13%. Operating expenses are comprised of consulting and compensation expenses; general and administrative expenses; professional fees, promotional and marketing; and selling expenses. As expected, we experienced a slight decrease in total consulting and compensation expense which is the direct result of management’s efforts streamlining our operational activities through the utilization of an effective mix of employee services complimented through consulting services. In 2013 these expenses totaled $1,593,218 compared to $1,611,467 in 2012. Our general and administrative expenses include traditional overhead costs primarily consisting of office rent, travel, meals and entertainment, and general office expenses. General and administrative costs for the years ended December 31, 2013 and 2012 totaled $628,099 and $293,476, respectively, representing an increase of $334,623 or 114%. We anticipate these expenses to stabilize over the next twelve months due to their inherent fixed characteristics. Professional fees include costs incurred for legal and accounting services most significantly related to our regulatory compliance. We experienced a minor decrease of $16,038 or 10% over the comparable twelve month period mainly due to more effective utilization of the professional services by management. Promotional and marketing expenses declined in the current year from $188,815 in 2012 to $101,939 in 2013 as a direct result of management’s focus on regional market development verses national and global development during the year. Our selling expenses include product samples, delivery, slotting fees, and point of sales materials which totaled $388,993 for the year ended December 31, 2013 compared to $270,355 for the same period in the prior year. The increase of $118,638 or 44% is the direct result of our distribution of sample products in development of regional market share. We anticipate minimal volatility in our total operating expenses in the near term and as we continue to achieve success in further implementation and development of our business plan, relative consistency in operational expenses is anticipated.

Other Expenses

Other expenses primarily relate to interest incurred with our financing activities in the form of stated interest and discounts attributable to conversion attributes of certain debt obligations. Our interest cost increased $136,644 from $72,282 in the comparable prior year due to a corresponding increase of our debt obligations. In addition to interest expense, in 2013 we also incurred a loss due to the settlement of a previously dispute liability in the amount of $92,325. We believe this to be an isolated expense and non-recurring in future years.

Net Loss

Our net loss for the year ended December 31, 2013 was $2,786,671 as compared to $1,907,201 for the year ended December 31, 2012, an increase in net loss of $879,470 of which approximately 36% is attributable to our decline in gross profit, 37% to increases in operational expenses and 11% to the non-recurring settlement cost. As we achieve an increase to our existing market share, with an expected result of greater net revenues over the next twelve months, we expectantly would also anticipate a relative decrease in net loss as a direct result.

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

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at December 31, 2013 compared to December 31, 2012.

Working Capital

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change $
Total Current Assets	$250,982	$343,438	$(92,456)
Total Current Liabilities	$1,781,083	$1,162,477	$618,606

For the year ended December 31, 2013, the Company had total current assets of $250,982 which consists of cash of $18,804, accounts receivable of $50,392, prepaid expenses of $61,583 and inventory of $120,203. As of December 31, 2013, the Company had total current liabilities of $1,781,083 which consists of accounts payable of $272,253 accrued payroll of $803,236, notes payable of $189,500, line of credit to related party of $205,500, convertible notes payable net of discounts of $254,268, accrued interest payable of $46,312 and accrued interest payable to related parties of $10,014.  This represents a working capital deficit of $1,530,101. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

In comparison, for the year ended December 31, 2012, the Company had total current assets of $343,438, which consists of cash of $83,907, accounts receivable of $50,920, prepaid expenses of $50,000 and inventory of $158,611. During the same period, the Company had total current liabilities of $1,162,477, which consists of accounts payable of $209,471, accrued payroll of $490,920, deferred revenue of $75,000, line of credit to related party of $165,000, convertible notes payable net of discounts of $218,750, accrued interest payable of $123 and accrued interest payable to related parties of $3,213.

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities.

Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from (used in) Operating Activities	$(1,860,661)	$(845,120)
Cash Flows from (used in) Investing Activities	$(5,953)	$(7,760)
Cash Flows from (used in) Financing Activities	$1,801,511	$910,499

Operating Activities

For the year ended December 31, 2013, net cash used by operating activities was $(1,860,661) as compared to $(845,125) for the same period ended December 31, 2012. The increase was primarily due to a decrease in operating revenues during the year.

Investing Activities

For the year ended December 31, 2013, net cash used in investing activities was $5,953 as a result of the purchase of fixed assets. In comparison, net cash used during the year ended December 31, 2012 was $7,760.

Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities was $1,801,511 was primarily the result of proceeds from the sale of common stock in the amount of $1,441,011, and net proceeds from debt agreements in the amount of $360,500. In comparison, net cash provided by financing activities for the year ended December 31, 2012 was $910,499 which consisted of $790,000 in net proceeds from debt agreements, $120,500 in net contributed capital.

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

Cash Requirements

Our cash on hand as of December 31, 2013 was $18,804. The Company has incurred a net loss of $(2,786,671) for the year ended December 31, 2013 as compared to $(1,907,201) for the year ended December 31, 2012. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (December 3, 2010) through the period ended December 31, 2013 of $5,840,251. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from a shareholder.

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

Las Vegas, Nevada

April 15, 2014

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS	(RESTATED)
Current assets:
Cash	$18,804	$83,907
Accounts receivable	50,392	50,920
Prepaid expenses	61,583	50,000
Inventory	120,203	158,611
Total current assets	250,982	343,438

Fixed assets, net of accumulated depreciation of
$6,267 and $2,617, respectively	12,772	10,469

Intangible assets, net of accumulated amortization of
$43,911 and $28,174, respectively	132,498	148,235
Total assets	$396,252	$502,142

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$272,253	$203,804
Accounts payable - related party	—	5,667
Accrued payroll - related party	803,236	490,920
Deferred revenue	—	75,000
Accrued interest	46,312	123
Accrued interest – related party	10,014	3,213
Line of credit - related party	205,500	165,000
Notes payable	189,500	—
Convertible notes payable, net of discounts of $1,232 and $6,250 respectively	254,268	218,750
Total current liabilities	1,781,083	1,162,477

Commitments and contingencies	—	—

Stockholders' (deficit):
Common stock, $0.001 par value, 760,000,000 shares
authorized, 16,552,425 and 12,679,925 shares issued
and outstanding at December 31, 2013 and 2012, respectively	16,920	12,681
Additional paid in capital	4,438,500	2,380,589
Accumulated (deficit)	(5,840,251)	(3,053,580)
Total stockholders' (deficit)	(1,384,831)	(660,310)
Total liabilities and stockholders' (deficit)	$396,252	$502,142

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
	(RESTATED)
Revenue, net	$735,561	$1,258,811
Cost of goods sold	365,827	570,674

Gross profit	369,734	688,137

Operating expenses:
Consulting fees	573,263	—
Compensation expense	1,019,955	1,611,467
General and administrative	628,099	293,476
Professional fees	142,905	158,943
Promotional and marketing	101,939	188,815
Selling expenses	388,993	270,355
Total operating expenses	2,855,154	2,523,056

Net operating loss	(2,485,420)	(1,834,919)

Other income (expense):
Interest expense, net	(63,742)	(122)
Interest expense - related party	(145,184)	(72,160)
Loss on settlement of liability	(92,325)	—
Total other income (expense)	(301,251)	(72,282)

Net loss	$(2,786,671)	$(1,907,201)

Net loss per share - basic and fully diluted	$(0.21)	$(0.17)
Weighted average number of shares outstanding - basic and fully diluted	13,183,149	11,421,079

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statement of Stockholder’s Deficit

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2011	11,367,425	$11,368	$1,755,127	$(1,146,379)	$620,116

Common stock is for debt conversion	1,312,500	1,313	504,937	—	506,250

Contributed capital, net – related party	—	—	120,500	—	120,500

Net loss	—	—	—	(1,907,201)	(1,907,201)

Balance, December 31, 2012	12,679,925	12,681	2,380,564	(3,053,580)	(660,310)

Common stock issued for services	293,337	294	466,170	—	466,464

Common stock is for debt conversion and financing	65,000	65	149,135	—	149,200

Common stock issued for cash	779,153	778	1,440,233	—	1,441,011

Common stock issued in connection with merger	3,101,666	3,102	(3,102)	—	—

Beneficial conversion feature	—	—	5,500	—	5,500

Net loss	—	—	—	(2,786,671)	(2,786,671)

Balance, December 31, 2013 (RESTATED)	16,919,081	$16,920	$4,438,500	$(5,840,251)	$(1,384,831)

The accompanying notes are an integral part of these consolidated financial statements

NOHO, INC.

(formerly RealEstate Pathways, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	(RESTATED)
Net loss	$(2,786,671)	$(1,907,201)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Shares issued for stock-based compensation	466,452	888,306
Depreciation and amortization	19,387	17,504
Amortization of debt discount	10,530	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	528	27,720
(Increase) in prepaid expenses	(11,583)	(45,098)
(Increase) in inventory	38,408	(88,848)
Increase in accounts payable	62,782	85,992
Increase in accounts payable - related party	—	5,667
Increase in accrued payroll	312,315	245,712
(Decrease) increase in deferred revenue	(75,000)	(107,991)
Increase in accrued interest payable	6,802	123
Increase in accrued interest payable - related party	95,389	32,994
Net cash used by operating activities	(1,860,661)	(845,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,953)	(7,760)
Net cash used in investing activities	(5,953)	(7,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, net – related party	40,500	165,000
Proceeds from notes payable	230,950	—
Payments on notes payable	(41,450)	—
Proceeds from convertible notes payable	144,000	625,000
Payments on convertible notes payable	(13,500)	—
Proceeds from the sale of common stock	1,441,011	150,000
Capital distributions, net – related party	—	(29,500)
Net cash provided by financing activities	1,801,511	910,500

Net change in cash	(65,103)	57,620
Cash - beginning	83,907	26,287
Cash - ending	$18,804	$83,907

SUPPLEMENTAL INFORMATION:
Interest paid	$48,469	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued for debt conversion	$100,000	$500,000
Shares issued in connection with convertible debenture	$35,200	$6,250

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

As of December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Intangible assets	$—	$—	$132,498	$132,498
Liabilities
Line of credit – related party	—	205,500	—	205,500
Notes payable	—	189,500	—	189,500
Convertible notes payable	—	254,268	—	254,268
Totals	—	649,268	132,498	781,766

As of December 31, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Intangible assets	$—	$—	$148,235	$148,235
Liabilities
Line of credit – related party	—	165,000	—	165,000
Convertible notes payable	—	218,750	—	218,750
Totals	—	383,750	148,235	531,985

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred. Advertising costs included in general and administrative expenses totaled $60,998 and $98,354 for the years ended December 31, 2013 and 2012, respectively.

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

Presentation

Certain previous period financial information has been revised to conform with current period presentation.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception through the period ended December 31, 2013 of $5,840,251.

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

NOTE 3 – RESTATEMENT

As discussed in the Company’s explanatory note to this amended Form 10-K/A, the Company’s independent auditors were not provided with nor were certain obligations disclosed in the previously issued financial statements. Additionally, the Company’s auditor received revised inventory confirmations, materially misstating the financial statements of the Company. A detail of the adjustments is as follows:

Balance Sheet:

	Original	Adjustments	Restated
ASSETS
Cash	$18,804	—	$18,804
Accounts receivable	50,392	—	50,392
Prepaid expenses	116,406	(54,823)	61,583
Inventory	73,479	46,724	120,203
Total current assets	259,081		250,982

Fixed assets, net of accumulated depreciation	9,389	3,383	12,772

Intangible assets, net of accumulated amortization	132,498	—	132,498
Total assets	$400,968		$396,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Accounts payable	$305,296	(33,043)	$272,253
Accounts payable - related party	—	—	—
Accrued compensation - related party	831,643	(28,407)	803,236
Deferred revenue	—	—	—
Accrued interest	15,123	31,189	46,312
Accrued interest - related party	27,949	(17,935)	10,014
Line of credit - related party	205,500	—	205,500
Notes payable	125,000	64,500	189,500
Convertible notes payable, net of discounts	311,625	(57,357)	254,268
Total current liabilities	1,822,136		1,781,083

Common stock	16,552	368	16,920
Subscription payable	731,135	731,135	—
Additional paid in capital	3,633,450	805,050	4,438,500
Accumulated (deficit)	(5,802,305)	(37,946)	(5,840,251)
Total stockholders' (deficit)	(1,421,168)	1,498,607	(1,384,831)
Total liabilities and stockholders' (deficit)	$400,968		$396,252

Statement of Operations:

	Original	Adjustments	Restated

Revenue, net	$545,874	189,687	$735,561
Cost of goods sold	531,131	(165,304)	365,827

Gross profit	14,743		369,734

Operating expenses:
Consulting fees	—	573,263	573,263
Compensation expense	1,412,299	(392,344)	1,019,955
General and administrative	1,161,631	(533,532)	628,099
Professional fees	—	142,905	142,905
Promotional and marketing	—	101,939	101,939
Selling expense	—	388,993	388,993
Total operating expenses	2,573,930		2,855,154

Other income (expense):
Interest expense, net	—	(63,742)	(63,742)
Interest expense - related party	(189,538)	44,354	(145,184)
Loss on settlement of debt	—	(92,325)	(92,325)
Total other income (expense)	(189,538)		(301,251)

Net loss	$(2,748,725)		$(2,786,671)

Net loss per share - basic and fully diluted	$(0.18)		$(0.21)
Weighted average number of shares outstanding -	15,321,834		13,183,149
basic and fully diluted

NOTE 4 – INVENTORY

Inventories consist of the following at December 31, 2013 and 2012:

	2013	2012
Raw materials	$43,851	$84,193
Finished goods	51,792	74,418
Inventory held by third parties	24,560	—
Total	$120,203	$158,611

NOTE 5 – FIXED ASSETS

Fixed assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Computer equipment	$9,270	$7,807
Furniture and fixtures	9,769	5,279
Fixed assets, total	19,039	13,086
Less: accumulated depreciation	(6,267)	(2,617)
Fixed assets, net	$12,772	$10,469

Depreciation expense for the years ended December 31, 2013 and 2012 was $3,650 and $1,768, respectively.

Repairs and maintenance expense for the years ended December 31, 2013 and 2012 was $5,526 and $3,448, respectively.

NOTE 6 – ASSET PURCHASE AGREEMENT

In March 2011, the Company purchased assets from Dajomi Brands, LLC. The assets acquired included vehicles, inventory and intangible assets. Amortization expense for the years ended December 31, 2013 and 2012 was $11,803 and $11,803, respectively.

NOTE 7 – LINE OF CREDIT – RELATED PARTY

On November 15, 2011, the Company executed a revolving credit line with a related party for up to $150,000. The related party was an entity that is owned and controlled by an officer of the Company. On November 15, 2012, the lender agreed to increase the credit line up to $200,000, extend the maturity date to March 31, 2013 and to decrease the interest rate from 30% to 15% per annum. On April 1, 2013, the lender agreed to a further increase up to $300,000 and to extend the maturity date to December 31, 2013 which was subsequently extended to March 31, 2015. As of December 31, 2013, the Company has drawn down a total of $459,000 and repaid $253,500 leaving a principal balance owed of $205,500. As of December 31, 2013 and 2012, the Company recorded interest expense of $30,891 and $41,180, respectively.

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE

Notes payable consisted of the following as of

	December 31, 2013	December 31, 2012
Debenture to an entity, unsecured, 0% interest, default interest at 18%, matured December 2013	$—	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, matured April 2013	125,000	125,000
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured July 2013	75,000	—
Debenture to an individual, unsecured, 24% interest, default interest at 24% matured October 2013	110,000	—
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured September 2013	100,000	—
Debenture to an individual, unsecured, 12% imputed interest, due on demand	4,500	—
Convertible debenture to an entity, unsecured, 12% imputed interest, convertible at $2 per share, maturing May 2014	17,500
Convertible debenture to an individual, unsecured, interest due in 5,000 shares of common stock fair valued at $14,000, matured October 2013	13,000	—

Debt discount	(1,232)	(6,250)

Total notes payable, net of discount	$443,768	$218,750

NOTE 9 – STOCKHOLDERS’ (DEFICIT)

On December 31, 2012, the Company effectuated a 15.2 to 1 forward split of the Company’s common stock issued and unissued common stock as of January 16, 2013, the record date. The number of $0.001 par value authorized shares increased from 50,000,000 to 760,000,000 common shares.

2013 Issuances

The Company authorized the issuance of 259,500 shares of common stock to various individuals and entities for services received by the Company and recorded compensation expense of $466,452 and prepaid consulting fees of $46,923 based on the market value of the common stock at each measurement date. As of December 31, 2013, 80,000 of these shares were unissued.

On August 18, 2013, the Company issued 50,000 shares of its common stock pursuant to a notice of conversion, whereby a note holder elected to convert a total of $100,000 of principal into shares of the Company’s common stock at a conversion rate of $2 per share. Additionally, during the year ended December 31, 2013, the Company authorized the issuance of 15,000 shares of its common stock in connection with its financing activities valued at $49,200.

Pursuant to various subscription agreements, the Company authorized the issuance of 779,153 shares of its common stock in exchange for cash proceeds totaling $1,441,011 or an average price per share of $1.85. As of the balance sheet date 260,000 of these shares were subsequently issued on January 7, 2014 and 26,667 were issued on January 19, 2014.

On April 5, 2013, the Company issued a total of 3,101,666 shares of its common stock in accordance with the April 1, 2013 closing of its Share Exchange Agreement with Dolce Bevuto, Inc. as discussed in Note 1.

2012 Issuances

On December 17, 2012, the Company issued 1,300,000 shares of its common stock pursuant to a notice of conversion, whereby a note holder elected to convert a total of $500,000 of principal into shares of the Company’s common stock at a conversion rate of $0.385 per share. Additionally, the Company authorized the issuance of 12,500 shares of its common stock in connection with a $125,000 debenture agreement valued at $6,250.

NOTE 10 – RELATED PARTY TRANSACTIONS

Employment agreement with John Grdina

On December 20, 2010, the Company executed a five year employment agreement with the Company’s chief executive officer, which has been subsequently superseded effective January 1, 2014. In accordance with the terms of the original agreement, the Company recorded a base salary as compensation expense in the amount of $350,000 and $300,000, respectively for each of the years ended December 31, 2013 and 2012. Additionally, the agreement provided for an annual fringe allowance of $25,800 per year. Further, the agreement provides a provision for interest to be accrued at a rate of 1% per month on any unpaid compensation. During the years ended December 31, 2013 and 2012, accrued compensation totaled $708,730 and $445,952, respectively and the Company had accrued interest payable related to the accrued compensation of $104,361 and $44,968, respectively.

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

Consulting agreement with Steve Staehr

On September 24, 2013, the Company executed a three month consulting agreement for 30,000 shares of common stock with an estimated fair value based on the market price on the date of grant was $67,500 and has been recorded as compensation expense. As of December 31, 2013, the shares are unissued. On January 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On May 2, 2012, the Company executed a lease agreement for a period of 39 months with a monthly base rent of $750 plus estimated common area maintenance and HVAC charges of $1,230. The Company was required to pay a security deposit of $2,186.

The future minimum lease payments are as follows:

Years Ended December 31,
2012	$15,840
2013	23,760
2014	23,760
2015	13,860
Total	$77,220

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

On January 1, 2014, the Company executed a five year employment agreement with John Grdina, Chief Executive Officer, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$240,000	450,000 shares
2015	300,000	500,000 shares
2016	375,000	575,000 shares
2017	450,000	700,000 shares
2018	550,000	850,000 shares
2018 and thereafter	20% more than base salary in the prior year	1,200,000 shares

In addition, Mr. Grdina has an automobile allowance of $18,000 per year, a fuel allowance of $3,600 per year and a health insurance allowance of $4,200 per year.

Mr. Grdina can elect to extend his employment agreement for additional one year terms with an annual increase in base salary of 20% per year.

The employment agreement also has bonuses based on performance of the Company and the amounts are as follows:

Gross Sales Per Year	Bonus Amount
$1.0M - $2.0M	$50,000
$2.0M - $4.0M	200,000
$4.0M - $6.0M	250,000
$6.0M - $10.0M	500,000
More than $20.0M	5% of Gross Sales

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

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Grdina (2)	2012	300,000	50,000	755,190 (3)	-0-	-0-	-0-	25,800	1,130,990
Current President, CEO and Director of the Company; Current CEO and Chairman of the Board of Directors of Dolce Bevuto, Inc.	2013	350,000	-0-	-0-	-0-	-0-	-0-	25,800	375,800
Sean Stephenson (4)	2012	100,000	-0-	59,116	-0-	-0-	-0-	-0-	159,116
Current Secretary and Treasurer of the Company; Current President of Dolce Bevuto, Inc.	2013	99,731	-0-	-0-	-0-	-0-	-0-	-0-	99,731
Steven Staehr (5)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	—
Current CFO of the Company	2013	-0-	-0-	67,500 (6)	-0-	-0-	-0-	-0-	67,500
James Grdina (7)	2012	-0-	-0-	21,400	-0-	-0-	-0-	-0-	21,400
Current CFO of Dolce Bevuto, Inc.	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Keith Davidson (8)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
General Consel & Director of Dolce Bevuto, Inc.	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	John Grdina was and currently is the President, CEO and a Director of the Company and the CEO of Dolce Bevuto, Inc. On December 17, 2012, Mr. Grdina was appointed as the President, CEO and a Director of the Company. There are no employment agreements by and between John Grdina and the Company. John Grdina receives no compensation in exchange for his services as an executive officer of the Company. The compensation set forth herein is the compensation he receives as the CEO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company, pursuant to an Employment Agreement made effective January 1, 2014, superseding the previous Employment Agreement dated December 20, 2010 and January 1, 2012. .

(3)	The 75,519,000 shares issued to Mr. Grdina were valued at $0.01 per share for a total value of $755,190.

(4)	Sean Stephenson was and currently is the Secretary of the Company and the President of Dolce Bevuto, Inc. On December 17, 2012, Mr. Stephenson was appointed as the Secretary of the Company. There are no employment agreements by and between Sean Stephenson and the Company. There are no employment agreements by and between Sean Stephenson and the Company. Sean Stephenson receives no compensation in exchange for his services as an executive officer of the Company. The compensation set forth herein is the compensation he receives as the President of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company, pursuant to an Independent Contractor Agreement made effective January 1, 2014, superseding the previous Employment Agreement dated June 1, 2011 and January 1, 2012. .

(5)	Steven Staehr was issued 30,000 restricted shares of common stock as consideration for his services as the Company’s Chief Executive Officer for the 90 day period ended December 24, 2013.

(6)	The 30,000 shares issued to Mr. Staehr were valued at $2.25 per share for a total value of $67,500.

(7)	James Grdina does not hold an executive officer position with the Company, but currently serves as the CFO of Dolce Bevuto, Inc. There are no employment agreements by and between James Grdina and the Company. The compensation set forth herein is the compensation he receives as the CFO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company.

(8)	Keith Davidson does not hold an executive officer position with the Company, but currently serves as the General Counsel and a director of Dolce Bevuto, Inc. There are no employment agreements by and between Keith Davidson and the Company. The compensation set forth herein is the compensation he receives as the CFO of Dolce Bevuto, Inc., a subsidiary wholly owned by the Company.

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

Employment agreement with John Grdina

On January 1, 2014, the Company executed a five year employment agreement with John Grdina, Chief Executive Officer, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$240,000	450,000 shares
2015	300,000	500,000 shares
2016	375,000	575,000 shares
2017	450,000	700,000 shares
2018	550,000	850,000 shares
2018 and thereafter	20% more than base salary in the prior year	1,200,000 shares

In addition, Mr. Grdina has an automobile allowance of $18,000 per year, a fuel allowance of $3,600 per year and a health insurance allowance of $4,200 per year.

Mr. Grdina can elect to extend his employment agreement for additional one year terms with an annual increase in base salary of 20% per year.

The employment agreement also has bonuses based on performance of the Company and the amounts are as follows:

Gross Sales Per Year	Bonus Amount
$1.0M - $2.0M	$50,000
$2.0M - $4.0M	200,000
$4.0M - $6.0M	250,000
$6.0M - $10.0M	500,000
More than $20.0M	5% of Gross Sales

Employment agreement with Sean Stephenson

On January 1, 2014, the Company executed a five year employment agreement with Sean Stephenson, President, and effective January 1, 2014 through December 31, 2018. The annual base salary is as follows:

Years Ended December 31,	Annual Base Salary	Annual Equity Compensation
2014	$135,000	250,000 shares
2015	150,000	275,000 shares
2016	185,000	325,000 shares
2017	225,000	450,000 shares
2018	270,000	550,000 shares
2018 and thereafter	10% more than base salary in the prior year

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

NOHO, INC.

Dated: June 16, 2014	/s/ John Grdina
By: John Grdina
Its: President, Principal Executive Officer, and Director

Dated: June 16, 2014	/s/ Steven Staehr
By: Steven Staehr
Its: Principal Financial Officer

Dated: June 16, 2014	/s/ Sean Stephenson
By: Sean Stephenson
Its: Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 16, 2014	/s/ John Grdina
By: John Grdina
Its: President, Principal Executive Officer, and Director

