Form 10-Q
period 2014-03-31
NOHO, Inc.
filed 2014-06-19
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 19, 2014 was 17,263,091 shares.

NOHO, INC.

QUARTERLY REPORT

PERIOD ENDED MARCH 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOHO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
		(Restated)
ASSETS

Current assets:
Cash	$—	$18,804
Accounts receivable	87,422	50,392
Prepaid expense	—	61,583
Inventory	82,422	120,203
Total current assets	169,844	250,982

Fixed assets, net of accumulated depreciation of
$6,980 and $6,267, respectively	12,059	12,772

Intangible assets, net of accumulated amortization of
$47,845 and $43,911, respectively	128,564	132,498

Total assets	$310,467	$396,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$393,645	$272,253
Accrued compensation – related party	889,347	803,236
Accrued interest	75,458	46,312
Accrued interest – related party	13,073	10,014
Line of credit - related party	230,500	205,500
Notes payable, net of origination of $62,037 and $0, respectively	277,463	189,500
Convertible notes payable, net of discounts of
$435 and $1,232, respectively	259,065	254,268
Total current liabilities	2,138,551	1,781,083

Commitments and contingencies	—	—

Stockholders' (deficit):
Common stock; $0.001 par value; 760,000,000 shares authorized;
17,968,081 and 16,919,081 authorized and outstanding as of
March 31, 2014 and December 31, 2013, respectively	16,895	16,920
Common stock authorized and unissued, 1,073,500, and no shares
as of March 31, 2014 and December 31, 2013, respectively	1,074	—
Additional paid in capital	6,403,602	4,438,500
Accumulated (deficit)	(8,249,655)	(5,840,251)
Total stockholders' (deficit)	(1,828,084)	(1,384,831)

Total liabilities and stockholders' (deficit)	$310,467	$396,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue, net	$147,001	$244,069
Cost of goods sold	74,769	142,351

Gross profit	72,232	101,718

Operating expenses:
Consulting fees	124,209	1,690
Compensation expense	2,077,045	136,718
General and administrative expenses	83,916	130,374
Professional fees	43,133	3,110
Promotional and marketing	17,800	26,127
Selling expense	82,190	152,681
Total operating expenses	2,428,293	450,700

Loss from continuing operations	(2,356,061)	(348,982)

Other income (expense):
Interest expense, net	(25,430)	(8,387)
Interest expense - related party	(27,913)	(20,073)
Total other income (expense)	(53,343)	(28,460)

Net loss	$(2,409,404)	$(377,442)

Net loss per share – basic and diluted	$(0.13)	$(0.03)

Weighted average number of shares outstanding - basic	17,922,775	12,748,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,409,404)	$(377,442)
Adjustments to reconcile net loss from operations to
Net cash used in operating activities:
Shares issued for services	1,877,659	—
Shares issued for financing	10,800	—
Amortization and depreciation	4,647	4,773
Amortization of debt discount	797	—
Amortization of warrants issued for financing	5,155	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(37,030)	9,948
Decrease in prepaid expenses	61,583	—
Decrease in inventory	37,781	89,406
Increase in accounts payable	121,392	137,103
Increase in accrued payroll	86,111	8,107
Increase in accrued interest	3,059	2,136
Increase in accrued interest - related party	29,146	4,143
Net cash used by operating activities	(208,304)	(121,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	—
Net Cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from line of credit - related party	25,000	(46,000)
Proceeds from notes payable	150,000	—
Payments on notes payable	—	(18,750)
Proceeds from convertible notes payable	4,000	125,000
Proceeds from the sale of common stock	10,500	—
Capital distributions, net – related party	—	(11,858)
Net cash provided by financing activities	189,500	48,392

NET CHANGE IN CASH	(18,804)	(73,434)
CASH AT BEGINNING OF PERIOD	18,804	83,907

CASH AT END OF PERIOD	$—	$10,473

SUPPLEMENTAL INFORMATION:
Interest paid	$2,569	$6,624
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Warrants issued for financing	$67,192	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOHO, INC.

Notes to Condensed Consolidated Financial Statements

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable, accrued expense, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of March 31, 2014 and December 31, 2013, there are no cash equivalents.

Accounts receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. Accounts receivable are presented net of an allowance for doubtful accounts. At March 31, 2014 and December 31, 2013, respectively, no allowance was recognized.

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

Computer equipment 3 years

Furniture and fixtures 7 years

Intangible assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2014 and December 31, 2013, the Company has not record an impairment of its intangible assets.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred. Advertising costs included in general and administrative expenses totaled $18,035 and $8,527 for the three months ended March 31, 2014 and 2013, respectively.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from through the period ended March 31, 2014 of $8,249,655 . In addition, the Company’s development activities since inception have been financially sustained through capital contributions from a shareholder.

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

NOTE 3 – INVENTORY

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$41,812	$43,851
Finished goods	40,610	76,352
	$82,422	$120,203

NOTE 4 – FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	December 31,
	2014	2013
Computer equipment	$9,769	$9,769
Furniture and fixtures	9,270	9,270
Fixed assets, total	19,039	19,039
Less: accumulated depreciation	(6,980)	(6,267)
Fixed assets, net	$12,059	$12,772

Depreciation expense for the three months ended March 31, 2014 and 2013 was $592 and $840, respectively.

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

Amortization expense for the three months ended March 31, 2014 and 2013 was $3,934 and $3,934, respectively. As of March 31, 2014, and no impairment was recognized by the Company.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

On November 15, 2011, the Company executed a revolving credit line with a related party for up to $150,000. The related party was an entity that is owned and controlled by an officer of the Company. On November 15, 2012, the lender agreed to increase the credit line up to $200,000, extend the maturity date to March 31, 2013 and to decrease the interest rate from 30% to 15% per annum. On April 1, 2013, the lender agreed to a further increase up to $300,000 and to extend the maturity date to December 31, 2013 which was subsequently extended to March 31, 2015. As of March 31, 2014, the Company has drawn down a total of $484,000 and repaid $253,500 leaving a principal balance owed of $230,500. As of March 31, 2014 and 2013, the Company recorded interest expense of $8,092 and $7,345, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of

	March 31, 2014	December 31, 2013
Debenture to an entity, unsecured, 0% interest, default interest at 18%, matured December 2013	$—	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, matured April 2013	125,000	125,000
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured July 2013	75,000	75,000
Debenture to an individual, unsecured, 24% interest, default interest at 24% matured October 2013	110,000	110,000
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured September 2013	100,000	100,000
Debenture to an individual, unsecured, 12% imputed interest, due on demand	4,500	4,500
Note payable to an entity, unsecured, 8% interest, maturing on March 5, 2015	150,000	—
Convertible debenture to an entity, unsecured, 12% imputed interest, convertible at $2 per share, maturing May 2014	21,500	17,500
Convertible debenture to an individual, unsecured, interest due in 5,000 shares of common stock fair valued at $14,000, matured October 2013	13,000	—

Debt discount	(62,472)	(1,232)
Total notes payable, net of discounts	$536,528	$443,768

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

The Company is authorized to issue up to 760,000,000 shares of $0.001 par value, common stock as a result of the Company’s 15.2 to 1 forward split effective as of January 16, 2013. All equity has been retroactively restated for the effects of the forward split.

During the three months ended March 31, 2014, the Company authorized the issuance of a total of 1,031,000 shares of common stock for executive and employee services and recorded compensation expense in the amount of $1,877,659 representing the fair value of the shares on the date of grant. As of March 31, 2014, 986,000 are unissued.

On March 3, 2014 the Company issued 10,500 shares of its common stock for cash proceeds of $10,500 or $1.00 per share.

On March 31, 2014, the Company authorized the issuance of 7,500 shares of its common stock valued at $10,800 of which 5,000 were in connection with a loan extension fee valued at $7,050 and recorded interest expense and the remaining 2,500 in connection with settlement fees valued at $3,750. As of March 31, 2014, the shares were unissued.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment agreement with Chief Executive Officer

Effective January 1, 2014, the Company executed a five year employment agreement with its Chief Executive Officer, superseding all previous agreements. Pursuant to the agreement, the Company has agreed to pay the following cash and equity compensation over the five-year term of the agreement:

Years Ended December 31,	Annual Base Salary	Equity Compensation
2014	$240,000	450,000 shares
2015	300,000	500,000 shares
2016	375,000	575,000 shares
2017	450,000	700,000 shares
2018	550,000	850,000 shares
Total	$1,915,000	3,075,000 shares

In addition, the Company has agreed to grant has an automobile allowance of $18,000 per year. In the event, the Company does not make timely payments of salary; the interest is accrued on any unpaid portion at a rate of 10% per annum.

During the three months ended March 31, 2014, the Company recorded executive compensation totaling $60,000 and interest expense totaling $14,348.

Employment agreement with Chief Operating Officer

Effective January 1, 2014, the Company executed a five year employment agreement with its Chief Operating Officer, superseding all previous agreements. Pursuant to the agreement, the Company has agreed to pay the following cash and equity compensation over the five-year term of the agreement:

Years Ended December 31,	Annual Base Salary	Equity Compensation
2014	$135,000	250,000 shares
2015	150,000	275,000 shares
2016	185,000	325,000 shares
2017	225,000	450,000 shares
2018	270,000	550,000 shares
Total	$965,000	1,850,000 shares

In addition to the above compensation, the Company has agreed to a one-time grant of 250,000 shares as a signing bonus. Further, in the event, the Company does not make timely payments of salary; the interest is accrued on any unpaid portion at a rate of 10% per annum.

During the three months ended March 31, 2014, the Company recorded executive compensation totaling $33,750 and interest expense totaling $213.

Consulting agreement with Chief Financial Officer

Effective January 1, 2014 the Company extended its consulting agreement for services of the chief financial officer for an additional three month term. In accordance with the agreement, the Company granted 30,000 shares of its common stock as full consideration for these services and has recorded compensation expense totaling $55,500 based on the fair market value on the date of grant. As of March 31, 2014, the shares are unissued. On April 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock.

NOTE 10– COMMITMENTS AND CONTINGENCIES

On May 2, 2012, the Company executed a lease agreement for a period of 39 months with a monthly base rent of $750 plus estimated common area maintenance and HVAC charges of $1,230. The Company was required to pay a security deposit of $2,186.

The future minimum lease payments are as follows:

Years Ended December 31,
2014	23,760
2015	13,860
Total	$37,620

NOTE 11 – SUBSEQUENT  EVENTS

On January 15, 2014, the Company signed a Joint Venture Agreement with Elite Growth Holdings Limited, a British Virgin Islands corporation, to form NOHO Asia, Ltd., a Hong Kong corporation. (the “Joint Venture”). This Joint Venture will allow NOHO, Inc. to now distribute its premium and functional lifestyle beverages throughout Asia, including Hong Kong, Macau, Singapore, Taiwan and Peoples Republic of China (the “Territories”), through the newly formed NOHO Asia, Ltd. Elite Growth Holdings and NOHO, Inc. shall each have an equal ownership in NOHO Asia, Ltd. and equally share in net profits, after tax, derived from the operations of NOHO Asia, Ltd. and the sale of the NOHO products in the Territories. Revenue generated pursuant to this joint venture occurred subsequent to the quarter ended March 31, 2014 and will be applied to the quarter ended June 30, 2014.

On April 23, 2014, NOHO Asia Ltd. entered into a Distribution Agreement with Telford International Company Limited (“Telford”) wherein Telford will act as the exclusive seller and distributor of NOHO products in the Honk Kong and Macau Special Administration Regions for a term of three years unless terminated pursuant to the Distribution Agreement.

On May 22, 2014, the Company issued 50,000 shares of restricted common stock at a cost basis of $0.90 per share pursuant to a Private Placement Subscription Agreement dated April 27, 2014.

On May 29, 2014, the Company issued 20,000 shares of restricted common stock pursuant to an Independent Contractor Agreement dated February 24, 2014.

On June 18, 2014, the Company issued 16,000 shares of restricted common stock for services rendered pursuant to a Promotion and Consulting Agreement dated June 18, 2013.

On June 18, 2014, the Company issued 100,000 shares of restricted common stock pursuant to the Third Addendum to Subscription and Purchase Agreement dated February 28, 2014.

On June 18, 2014, the Company issued 100,000 shares of restricted common stock pursuant to a Marketing and Sale Agreement dated April 10, 2014.

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

RESULTS OF OPERATIONS

Revenues

Comparison of the three month period ended March 31, 2014 and 2013.

Total net revenue during the three months ended March 31, 2014 was $147,001 as compared to $244,069 for the three months ended March 31, 2013. Gross profit for the three months ended March 31, 2014 and 2013 was $72,769 and $101,718, respectively, for a decrease in gross profits of $(29,486). Additionally, during the three months ended March 31, 2014, the cost of goods sold was $74,769 as compared to $142,351 for the three months ended March 31, 2013. The decrease in total net revenue for the three months ended March 31, 2014, as compared to three months ended March 31, 2013, was due to continuous focus on consumer education, as well as international expansion. This new focus took time away from domestic sales, but will allow us to grow our brand internationally.

Operating Expenses

Comparison of the three month period ended March 31, 2014 and 2013.

Operating expenses during the three months ended March 31, 2014 were $2,428,293, of which $124,209 was for consulting fees, $2,077,045 was for compensation expense, $83,916 was for general and administrative costs, $43,133 was for professional fees, $17,800 was for promotional and marketing, and the remaining $82,190 was related to selling expense. In comparison, operating expenses for the three months ended March 31, 2013 were $450,700, of which $1,690 was for consulting fees, $136,718 was for compensation expense, $130,374 was for general and administrative costs, $3,110 was for professional fees, $26,127 was for promotional and marketing, and the remaining $152,681 was related to selling expense. The increase in professional fees was due to increased legal and accounting work. Additionally, the increase in compensation expense and consulting fees was a result of issuance of equity compensation to company executives and other partners, this compensation is not cash compensation and was based on the stock price at time of issuance.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended March 31, 2014 and 2013 of $(2,409,404) and $(348,982), respectively.

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

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at March 31, 2014 compared to December 31, 2013 (restated).

	Period Ended March 31, 2014	Year Ended December 31, 2013 (restated)	Difference $
Total Current Assets	$169,844	$250,982	$(81,138)
Total Liabilities	$2,138,551	$1,781,083	$357,468

For the period ended March 31, 2014, the Company had total current assets of $169,844 which consists of cash of $NIL, accounts receivable of $87,422, non-cash prepaid expenses of $NIL, and inventory of $82,422. For the period ending March 31, 2014, the Company had total current liabilities of $2,138,551 which consists of accounts payable of $393,645, accrued compensation for related party of $889,347, accrued interest of $75,458, accrued interest payable to related parties of $13,073, line of credit for related party of $230,500, notes payable of $277,463, and convertible notes payable of $259,065.  This represents a working capital deficit. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

 Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2014
Cash Flows from (used in) Operating Activities	$(208,304)	$(121,826)
Cash Flows from (used in) Investing Activities	$—	$—
Cash Flows from (used in) Financing Activities	$189,500	$48,392

Operating Activities

Net cash used by operating activities was $(208,304) for the three months ended March 31, 2014, as compared to $(121,826) used in operating activities for the three months ended March 31, 2013. The increase in net cash used in operating activities was primarily due to an increase in contract labor and increases in professional fees, as a result of increased legal work and accounting work.

Investing activities

Net cash used in investing activities was $NIL for the three months ended March 31, 2014 as compared to $NIL used in investing activities for the three months ended March 31, 2013.

Financing activities and future financings

Net cash provided by financing activities for the three months ended March 31, 2014 was $189,500, as compared to $48,392 for the three months ended March 31, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through private placements of the Company’s common stock and proceeds from notes payable of related party loans.

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

Cash Requirements

Our cash on hand as of March 31, 2014 was $NIL. The Company has incurred a net loss of $(2,409,404) for the three months period ended March 31, 2014 as compared to $(377,442) at March 31, 2013. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

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

Recently Issued Accounting Pronouncements

The Company has evaluated all new accounting pronouncements that are in effect and believes that none will have a material impact on its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II — OTHER INFORMATION

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

Quarterly Issuances:

On December 17, 2013, the Company authorized the issuance of 260,000 shares of restricted common stock to be issued to two investors at an average cost basis of $1.63 per share pursuant to Subscription and Purchase Agreements. The shares were not issued until January 7, 2014.

During the quarter ended March 31, 2014, the Company issue 37,167 shares of restricted common stock to three investors, at an average cost basis of $1.58 per share, pursuant to Subscription and Purchase Agreements.

During the quarter ended March 31, 2014, the Company issued 45,000 restricted shares of common stock pursuant to two Independent Contractors Agreement’s, as consideration for services rendered to the Company.

Subsequent Issuances:

On April 7, 2014, the Company issued 30,000 shares of restricted common stock to the Company’s CFO as compensation pursuant to the First Addendum, dated January 1, 2014, to the Employment Agreement originally dated September 24, 2013, for services rendered between January 1, 2014 and March 31, 2014. The Company issued an additional 30,000 shares of restricted common stock on April 7, 2014 to the Company’s CFO pursuant to the Second Addendum, dated April 1, 2014, for services rendered between April 1, 2014 and June 30, 2014.

On April 7, 2014, the Company issued 5,000 shares of restricted common stock as consideration of the extension of a promissory note.

On April 7, 2014, the Company issued 9,000 shares of restricted common stock for services rendered pursuant to that a Promotion and Consulting Agreement dated June 18, 2013.

On April 7, 2014, the Company issued 2,500 shares of restricted common stock pursuant to a Settlement and General Mutual Release dated February 6, 2014.

On April 7, 2014, the Company issued 6,000 shares of restricted common stock pursuant to an Independent Contractor Agreement dated January 13, 2014.

On May 22, 2014, the Company issued 50,000 shares of restricted common stock at a cost basis of $0.90 per share pursuant to a Private Placement Subscription Agreement dated April 27, 2014.

On May 29, 2014, the Company issued 20,000 shares of restricted common stock pursuant to an Independent Contractor Agreement dated February 24, 2014.

On June 18, 2014, the Company issued 16,000 shares of restricted common stock for services rendered pursuant to that a Promotion and Consulting Agreement dated June 18, 2013.

On June 18, 2014, the Company issued 100,000 shares of restricted common stock pursuant to the Third Addendum to Subscription and Purchase Agreement dated February 28, 2014.

On June 18, 2014, the Company issued 100,000 shares of restricted common stock pursuant to a Marketing and Sale Agreement dated April 10, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On January 1, 2014, the Company executed a three month consulting agreement with the Chief Financial Officer (“CFO”) of the Company wherein the CFO’s term was extended from January 1, 2014 through March 31, 2014 in exchange for 30,000 shares of restricted common stock as compensation. The Company entered into the Second Addendum, subsequent to the quarter end on April 1, 2014, wherein the Company’s CFO received 30,000 restricted shares of common stock for services rendered between April 1, 2014 and June 30, 2014

On January 1, 2014, the Company executed a five year employment agreement with its Chief Executive Officer, John Grdina, and a five year employment agreement with its President, Sean Stephenson, and effective January 1, 2014 through December 31, 2018. The terms of these agreements are available in the Company’s Form 10-K/A as filed with the Commission on June 17, 2014, and the terms are incorporated by reference herein.

On January 15, 2014, the Company signed a Joint Venture Agreement with Elite Growth Holdings Limited, a British Virgin Islands corporation, to form NOHO Asia, Ltd., a Hong Kong corporation. (the “Joint Venture”). This Joint Venture will allow NOHO, Inc. to now distribute its premium and functional lifestyle beverages throughout Asia, including Hong Kong, Macau, Singapore, Taiwan and Peoples Republic of China (the “Territories”), through the newly formed NOHO Asia, Ltd. Elite Growth Holdings and NOHO, Inc. shall each have an equal ownership in NOHO Asia, Ltd. and equally share in net profits, after tax, derived from the operations of NOHO Asia, Ltd. and the sale of the NOHO products in the Territories. Revenue generated pursuant to this joint venture occurred subsequent to the quarter ended March 31, 2014 and will be applied to the quarter ended June 30, 2014.

On April 23, 2014, NOHO Asia Ltd. entered into a Distribution Agreement with Telford International Company Limited (“Telford”) wherein Telford will act as the exclusive seller and distributor of NOHO products in the Honk Kong and Macau Special Administration Regions for a term of three years unless terminated pursuant to the Distribution Agreement.

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

NOHO, INC.

Date: June 19, 2014	By:	/S/ John Grdina
John Grdina
Its: President
(Principal Executive Officer and duly authorized signatory)

