Form 10-Q
period 2014-06-30
NOHO, Inc.
filed 2014-08-20
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2014 was 17,370,091  shares.

NOHO, INC.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOHO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
		(RESTATED)
ASSETS
Current assets:
Cash	$—	$18,804
Accounts receivable	216,459	50,392
Prepaid expenses	—	61,583
Inventory	81,844	120,203
Total current assets	298,303	250,982

Fixed assets, net of accumulated depreciation of $8,096 and $6,267, respectively	10,943	12,772

Intangible assets, net of accumulated amortization of $47,845 and $43,911, respectively	124,630	132,498
Total assets	$433,876	$396,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$666,094	$272,253
Accrued compensation - related party	996,572	803,236
Accrued interest	100,794	46,312
Accrued interest - related party	—	10,014
Line of credit - related party	233,492	205,500
Notes payable, net of discounts of $62,037 and $0, respectively	492,463	189,500
Convertible notes payable, net of discounts of $435 and $1,232, respectively	259,065	254,268
Total current liabilities	2,748,480	1,781,083

Total liabilities	2,748,480	1,781,083

Stockholders' (deficit):
Common stock $0.001 par value, 760,000,000 shares authorized, 18,343,081 and 16,919,081 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18,344	16,920
Additional paid in capital	6,716,657	4,438,500
Accumulated (deficit)	(9,049,605)	(5,840,251)
Total stockholders' (deficit)	(2,314,604)	(1,384,831)
Total liabilities and stockholders' (deficit)	$433,876	$396,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue, net	$283,640	$100,355	$430,641	$277,978
Cost of goods sold	151,605	55,944	226,374	281,835

Gross profit	132,035	44,411	204,267	(3,857)

Operating expenses:
Consulting fees	40,000	88,882	164,209	289,001
Compensation expense	565,014	187,900	2,642,059	187,900
Amortization and depreciation	—	4,774	—	9,547
General and administrative	135,574	250,211	218,782	485,864
Professional fees	76,395	—	119,528	—
Promotional and marketing	20,544	—	38,344	—
Selling expense	36,212	—	188,402	—
Total operating expenses	873,739	531,707	3,301,324	972,312

Loss from continuing operations	(741,704)	(487,296)	(3,097,057)	(976,169)

Other income (expense):
Interest expense, net	(35,898)	—	(61,328)	—
Interest expense - related party	(23,056)	(52,431)	(50,969)	(80,892)
Total other income (expense)	(58,954)	(52,431)	(112,297)	(80,892)

Net loss	$(800,658)	$(539,727)	$(3,209,354)	$(1,057,061)

Net loss per share - basic and fully diluted	$(0.04)	$(0.01)	$(0.18)	$(0.02)
Weighted average number of shares outstanding - basic and fully diluted	17,981,613	14,257,528	17,981,613	14,257,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,209,354)	$(1,057,061)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for services	2,156,889	—
Shares issued for stock-based compensation	—	16,919
Depreciation and amortization	9,702	9,548
Amortization of debt discount	797	4,033
Amortization of warrants issued for financing	5,155	—
Charges in operating assets and liabilities:
Decrease (increase) in accounts receivable	(166,067)	(1,689)
(Increase) in prepaid expenses	61,583	—
(Increase) in inventory	38,359	(1,986)
Increase in accounts payable	393,836	90,537
Increase in accrued payroll	193,336	175,400
Increase in accrued expenses	—	19,900
Increase in accrued interest payable	(14,522)	—
Increase in accrued interest payable - related party	54,482	43,774
Net cash used by operating activities	(475,804)	(700,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	—	(11,689)
Proceeds (payments) from line of credit, net - related party	32,500	—
Proceeds from notes payable	365,000	371,500
Payments on notes payable	—	(12,000)
Proceeds from convertible notes payable	4,000	—
Proceeds from the sale of common stock	55,500	—
Proceeds from capital contributions	—	249,000
Capital distributions, net - related party	—	—
Net cash provided by financing activity	457,000	596,811

Net change in cash	(18,804)	(103,814)
Cash - beginning	18,804	92,125
Cash - ending	$—	$(11,689)

SUPPLEMENTAL INFORMATION:
Interest paid	$2,569	$2,500
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued for debt conversion	$—	$—
Shares issued in connection with convertible debenture	$—	$—
Shares issued for intangible asset	$—	$109,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOHO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of credit risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Revenue recognition

The Company recognizes revenues from sales of products when the items have shipped and title has transferred to the purchaser.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed on the straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Computer equipment	3 years
Computer hardware	5 years
Office furniture	7 years

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at June 30, 2014 were impaired

The Company's intangible assets consist of the costs of filing and acquiring various patents and trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of approximately 11 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes.

Stock-based compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

Stock-based compensation (continued)

The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on compensation under ASC Topic 505-50, In accordance with ASC 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Binomial or Black-Scholes option-pricing models, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $800,658 and $3,209,354 for the three and six months ended June 30, 2014, respectively and has an accumulated deficit of $9,049,605.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Inventory

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$55,659	$43,851
Finished goods	26,185	76,352
	$81,844	$120,203

NOTE 5 – FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	December 31,
	2014	2013
Computer equipment	$9,769	$9,769
Furniture and fixtures	9,270	9,270
Fixed assets, total	19,039	19,039
Less: accumulated depreciation	(8,096)	(6,267)
Fixed assets, net	$10,943	$12,772

Depreciation expense for the three months ended June 30, 2014 and 2013 was $1,121 and $1,678, respectively.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

On November 15, 2011, the Company executed a revolving credit line with a related party for up to $150,000. The related party was an entity that is owned and controlled by an officer of the Company.

On November 15, 2012, the lender agreed to increase the credit line up to $200,000, extend the maturity date to March 31, 2013 and to decrease the interest rate from 30% to 15% per annum. On April 1, 2013, the lender agreed to a further increase up to $300,000 and to extend the maturity date to December 31, 2013, which was subsequently extended to March 31, 2015. As of June 30, 2014, the Company has drawn down a total of $484,000 and repaid $253,500 leaving a principal balance owed of $230,500. As of June 30, 2014 and 2013, the Company recorded interest expense of $5,363 and $7,955, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of

	June 30, 2014	December 31, 2013
Debenture to an entity, unsecured, 0% interest, default interest at 18%, matured December 2013	$—	$100,000
Debenture to an individual, unsecured, 12% interest, default interest at 24%, matured April 2013	125,000	125,000
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured July 2013	75,000	75,000
Debenture to an individual, unsecured, 24% interest, default interest at 24% matured October 2013	110,000	110,000
Debenture to an individual, unsecured, 12% interest, default interest at 24% matured September 2013	100,000	100,000
Debenture to an individual, unsecured, 12% imputed interest, due on demand	4,500	4,500
Note payable to an entity, unsecured, 8% interest, maturing on March 5, 2015	150,000	—
Convertible debenture to an entity, unsecured, 12% imputed interest, convertible at $2 per share, maturing May 2014	21,500	17,500
Convertible debenture to an individual, unsecured, interest due in 5,000 shares of common stock fair valued at $14,000, matured October 2013	13,000	—

Debt discount	(62,037)	(1,232)
Total notes payable, net of discounts	$492,463	$443,768

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

The Company is authorized to issue up to 760,000,000 shares of $0.001 par value, common stock as a result of the Company’s 15.2 to 1 forward split effective as of January 16, 2013. All equity has been retroactively restated for the effects of the forward split.

During the three months ended June 30, 2014, the Company authorized the issuance of a total of 355,000 shares of common stock for services rendered and recorded compensation expense in the amount of $283,430 representing the fair value of the shares on the date of grant.

On May 22, 2014 the Company issued 50,000 shares of its common stock for cash proceeds of $45,000 or $0.90 per share.

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

During the three months ended June 30, 2014, the Company recorded executive compensation totaling $60,000 and interest expense totaling $23,056.

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

During the three months ended June 30, 2014, the Company recorded executive compensation totaling $33,750 and no interest expense.

Consulting agreement with Chief Financial Officer

Effective January 1, 2014 the Company extended its consulting agreement for services of the chief financial officer for an additional three-month term. In accordance with the agreement, the Company granted 30,000 shares of its common stock as full consideration for these services and has recorded compensation expense totaling $55,500 based on the fair market value on the date of grant. As of June 30, 2014, the shares are unissued. On April 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock.

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

None.

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

Overview of Operations

Our flagship product “NOHO®” – The Hangover Defense® (“NOHO”) is a dietary supplement, taken before or during the consumption of alcohol that may help to prevent the symptoms associated with a hangover. NOHO was formulated by a Doctor of Pharmacy and comes in a 2 ounce “shot” that can be consumed on a stand-alone basis or as a mixer available in an 8.4 ounce can that can be consumed by itself or mixed with an alcoholic drink. It is recommended that the 2 ounce shot be taken as the first and last shot of the night, while the mixer can be consumed alone or mixed with subsequent drinks. NOHO has a refreshing flavor, containing no caffeine or stimulants. Although the method by which NOHO works has not been confirmed through clinical testing, field tests conducted throughout the country have demonstrated NOHO’s effectiveness. NOHO is intended to pre-plenish common electrolytes and trace elements lost by alcohol consumption.

RESULTS OF OPERATIONS

Revenues

Comparison of the three month period ended June 30, 2014 and 2013.

Total net revenue during the three months ended June 30, 2014 was $283,640 as compared to $100,355 for the three months ended June 30, 2013. Gross profit for the three months ended June 30, 2014 and 2013 was $132,035 and $44,411, respectively. Additionally, during the three months ended June 30, 2014, the cost of goods sold was $151,605 as compared to $55,944 for the three months ended June 30, 2013. The decrease in total net revenue for the three months ended June 30, 2014, as compared to three months ended June 30, 2013, was due to continuing efforts with regards to consumer education, as well as international expansion. This new focus took time away from domestic sales, but will allow us to grow our brand internationally.

Comparison of the six month period ended June 30, 2014 and 2013.

Total net revenue during the six months ended June 30, 2014 was $430,641 as compared to $277,978 for the six months ended June 30, 2013. Gross profit for the six months ended June 30, 2014 and 2013 was $204,267 and $(3,857), respectively. Additionally, during the six months ended June 30, 2014, the cost of goods sold was $226,374 as compared to $281,835 for the six months ended June 30, 2013.

Operating Expenses

Comparison of the three month period ended June 30, 2014 and 2013.

Operating expenses during the three months ended June 30, 2014 were $873,739, of which $40,000 was for consulting fees, $565,014 was for compensation expense, $135,574 was for general and administrative costs, $76,395 was for professional fees, $20,544 was for promotional and marketing, and the remaining $36,212 was related to selling expense. In comparison, operating expenses for the three months ended June 30, 2013 were $531,707. The increase in professional fees was due to increased legal and accounting work. Additionally, the increase in compensation expense and consulting fees was a result of issuance of equity compensation to company executives and other partners, this compensation is not cash compensation and was based on the stock price at time of issuance.

Comparison of the six month period ended June 30, 2014 and 2013.

Operating expenses during the six months ended June 30, 2014 were $3,301,324 of which $164,209 was for consulting fees, $2,642,059 was for compensation expense, $218,782 was for general and administrative costs, $119,528 was for professional fees, $38,344 was for promotional and marketing, and the remaining $118,402 was related to selling expense. In comparison, operating expenses for the six months ended June 30, 2013 were $972,312.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended June 30, 2014 and 2013 of $800,658 and $539,727, respectively.

Our net loss for the six months ended June 30, 2014 was $3,209,354 as compared to $1,057,061 for the comparable six month period in 2013, an increase in net loss of $2,152,293 which is significantly related to our increase in compensation expense. As we achieve an increase to our existing market share, with an expected result of greater net revenues over the next twelve months, we expectantly would also anticipate a relative decrease in net loss as a direct result.

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

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at June 30, 2014 compared to December 31, 2013 (restated).

	Period Ended June 30, 2014	Year Ended December 31, 2013 (restated)
Total Current Assets	$298,303	$250,982
Total Liabilities	$748,480	$1,781,083

For the period ended June 30, 2014, the Company had total current assets of $298,303 which consists of cash of $NIL, accounts receivable of $216,459, non-cash prepaid expenses of $NIL, and inventory of $81,844. For the period ending June 30, 2014, the Company had total current liabilities of $2,748,480 which consists of accounts payable of $666,094, accrued compensation for related party of $996,572, accrued interest of $100,794, accrued interest payable to related parties of $nil, line of credit for related party of $233,492, notes payable of $492,463, and convertible notes payable of $259,065.  This represents a working capital deficit of $2,450,177. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

 Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows from (used in) Operating Activities	$ 475,804	$ (700,625)
Cash Flows from (used in) Investing Activities	$ -	$ -
Cash Flows from (used in) Financing Activities	$ 457,000	$ 596,811

Operating Activities

Net cash used by operating activities was $475,804 for the six months ended June 30, 2014, as compared to $(700,625) used in operating activities for the six months ended June 30, 2013. The increase in net cash used in operating activities was primarily due to an increase in contract labor and increases in professional fees, as a result of increased legal work and accounting work.

Financing activities and future financings

Net cash provided by financing activities for the six months ended June 30, 2014 was $457,000, as compared to $596,811 for the six months ended June 30, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through private placements of the Company’s common stock and proceeds from notes payable of related party loans.

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

Cash Requirements

Our cash on hand as of June 30, 2014 was $NIL. The Company has incurred a net loss of $(2,992,899) for the six months period ended June 30, 2014 as compared to $(1,057,061) at June 30, 2013. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Other than as previously reported on our annual report on Form 10-K/A for the year ended December 31, 2013, filed with the SEC on June 17, 2014 , we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On June 18, 2014, the Company issued 100,000 shares of restricted common stock pursuant to that certain Marketing and Sale Agreement dated April 10, 2014.

On June 27, 2014, the Company issued 50,000 shares of restricted common stock pursuant to an Investor Relations and Funding Agreement dated June 20, 2014.

Subsequent Issuances:

On July 1, 2014, the Company authorized the issuance of 21,000 shares of restricted common stock as origination fees to three Lenders as consideration for entering into Convertible Promissory Note(s) dated July 1, 2014.

On July 1, 2014, the Company authorized the issuance of 15,000 shares of restricted common stock pursuant to a Consulting Agreement dated July 1, 2014.

On July 21, 2014 the Company issued 21,000 shares of restricted common stock, at a cost basis of $1.00 to three Lenders pursuant to the Conversion Notice(s) dated July 2, 2014 converting those certain Convertible Promissory Note(s) dated July 1, 2014.

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

Effective as of June 20, 2014, the Company entered into an Investor Relations and Funding Agreement with Belmont Acquisitions Corp. and their partner Pyrenees Investments, LLC (collectively referred to as “Belmont”), pursuant to which Belmont shall provide certain services to the Corporation including but not limited to investor relations services to support the Company’s goals of enhancing shareholder value, and assist the Company in the raising of $10,000,000 in either debt or equity financing.

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

NOHO, INC.

Date: August 19, 2014	By:	/s/ John Grdina
John Grdina
Its: President
(Principal Executive Officer and duly authorized signatory)

