Form 10-Q
period 2014-09-30
NOHO, Inc.
filed 2014-11-19
CIK 1535469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2014 was 19,368,829 shares.

NOHO, INC.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOHO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
		(RESTATED)
ASSETS
Current assets:
Cash	$72,010	$18,804
Accounts receivable	43,912	50,392
Prepaid expenses	—	61,583
Inventory	153,837	120,203
Total current assets	269,759	250,982

Fixed assets, net of accumulated depreciation of $9,312 and $6,267, respectively	9,734	12,772

Intangible assets, net of accumulated amortization of $55,713 and $43,911, respectively	120,696	132,498
Total assets	$400,189	$396,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$641,450	$272,253
Accrued compensation - related party	1,039,012	803,236
Accrued interest	113,050	46,312
Accrued interest - related party	20,033	10,014
Line of credit - related party	253,000	205,500
Notes payable, net of discounts of $31,107 and $0, respectively	308,393	189,500
Convertible notes payable, net of discounts of $343,816 and $1,232, respectively	472,434	254,268
Derivative liability	710,316	—
Total current liabilities	3,557,688	1,781,083

Total liabilities	3,557,688	1,781,083

Stockholders' (deficit):
Common stock $0.001 par value, 760,000,000 shares authorized, 18,643,829 and 16,919,081 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18,644	16,920
Additional paid in capital	6,972,198	4,438,500
Accumulated (deficit)	(10,148,341)	(5,840,251)
Total stockholders' (deficit)	(3,157,499)	(1,384,831)
Total liabilities and stockholders' (deficit)	$400,189	$396,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales revenue, net	$31,252	$169,898	$461,893	$447,876
License fee	250,000	—	250,000	—
Total revenue	281,252	169,898	711,893	447,876

Cost of goods sold	13,750	90,812	254,778	372,647

Gross profit	267,502	79,086	457,115	75,229

Operating expenses:
Consulting fees	352,890	43,227	517,099	100,514
Compensation expense	73,097	386,803	2,715,156	899,420
General and administrative	253,064	176,665	471,846	410,795
Professional fees	24,571	37,926	144,099	88,187
Promotional and marketing	4,737	19,926	43,081	46,333
Selling expense	12,597	69,125	200,999	160,735
Total operating expenses	720,956	733,672	4,092,280	1,705,984

Loss from continuing operations	(453,454)	(654,586)	(3,648,914)	(1,630,755)

Other income (expense):
Interest expense, net	(213,521)	10	(274,849)	10
Interest expense - related party	(18,191)	(53,693)	(69,160)	(134,585)
Financing costs	(45,850)	—	(45,850)	—
Unrealized gain (loss) on derivatives	(283,066)	—	(283,066)	—
Total other income (expense)	(560,628)	(53,683)	(672,925)	(134,575)

Net loss	$(1,014,082)	$(708,269)	$(4,308,090)	$(1,765,330)

Net loss per share - basic and fully diluted	$(0.06)	$(0.04)	$(0.25)	$(0.12)
Weighted average number of shares outstanding - basic and fully diluted	17,922,775	16,209,827	17,582,831	14,921,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NOHO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,321,839)	$(1,765,330)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Shares issued for services	2,335,080	264,808
Shares issued for financing	56,650	—
Depreciation and amortization	14,847	14,452
Amortization of debt discount	98,415	25,739
Amortization of warrants issued for financing	36,085	—
Change in fair value of derivative liability	283,066	—
Increase in allowance for bad debt	158,016	—
Charges in operating assets and liabilities:
Decrease (increase) in accounts receivable	(151,536)	1,471
(Increase) in prepaid expenses	61,583	—
(Increase) in inventory	(33,634)	44,816
Increase in accounts payable and accrued liabilities	369,190	48,187
Increase in accrued payroll	235,776	243,100
Increase in accrued interest	66,738	11,219
Increase in accrued interest - related party	10,019	61,226
Net cash used by operating activities	(781,544)	(1,050,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(2,570)
Net cash used in investing activities	—	(2,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from line of credit, net - related party	47,500	180,500
Proceeds from notes payable	150,000	289,500
Payments on notes payable	—	(13,500)
Proceeds from convertible notes payable	581,750	—
Proceeds from the sale of common stock	55,500	660,000
Net cash provided by financing activity	834,750	1,116,500

Net change in cash	53,206	63,618
Cash - beginning	18,804	83,907
Cash - ending	$72,010	$147,525

SUPPLEMENTAL INFORMATION:
Interest paid	$22,064	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued for debt conversion	$21,000	$—
Shares issued in connection with convertible debenture	$—	$—

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

Long-lived assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at September 30, 2014 were impaired

The Company's intangible assets consist of the costs of filing and acquiring various patents and trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of approximately 11 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes.

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

Fair Value of Financial Instruments

For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate

Fair Value of Financial Instruments (continued)

of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company’s derivative liabilities are carried at fair value totaling $710,316 and $0, as of September 30, 2014 and 2013, respectively. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change to fair value of derivative liability.

At September 30, 2014, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

Liabilities	Fair Value		Fair Value Measurements
	As of		September 30, 2014
	September 30, 2014		Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative Liabilities	$710,316		$710,316
	$710,316		$710,316

For the periods ended September 30, 2014 and 2013, the Company recognized an unrealized loss on derivative relating to its convertible notes of $283,066 and a loss of $0, respectively, for the changes in the valuation of the aforementioned derivative liabilities.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,014,082 and $4,308,090 for the three and nine months ended September 30, 2014, respectively and has an accumulated deficit of $10,148,341 as of September 30, 2014.

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

NOTE 4 – INVENTORY

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$120,557	$43,851
Finished goods	33,280	76,352
	$153,837	$120,203

NOTE 5 – FIXED ASSETS

Fixed assets consisted of the following:

	September 30,	December 31,
	2014	2013
Computer equipment	$9,277	$9,769
Furniture and fixtures	9,769	9,270
Fixed assets, total	19,046	19,039
Less: accumulated depreciation	(9,312)	(6,267)
Fixed assets, net	$9,734	$12,772

Depreciation expense for the three and nine months ended September 30, 2014 totaled $874 and $3,039, respectively, compared to $1,678 and $2,620 for the three and nine months ended September 30, 2013, respectively.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

On November 15, 2011, the Company executed a revolving credit line with a related party for up to $150,000. The related party was an entity that is owned and controlled by an officer of the Company.

On November 15, 2012, the lender agreed to increase the credit line up to $200,000, extend the maturity date to March 31, 2013 and to decrease the interest rate from 30% to 15% per annum. On April 1, 2013, the lender agreed to a further increase up to $300,000 and to extend the maturity date to December 31, 2013, which was subsequently extended to March 31, 2015. As of September 30, 2014, the Company has drawn down a total of $253,000 with no repayments leaving a principal balance owed of $253,000. As of September 30, 2014 and 2013, the Company recorded interest expense of $32,084 and $22,769, respectively, and as restated.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

Promissory note issued to an individual, non-interest bearing, unsecured and currently in default.	4,500	4,500

Promissory note issued to an individual, effective interest rate 24%, unsecured and currently in default.	110,000	110,000

Promissory note issued to an entity, effective interest rate 12%, unsecured and currently in default.	75,000	75,000

Promissory note issued to an entity, effective interest rate 8%, maturing on March 5, 2015.	150,000	—

Less discounts	(31,107)	—
Total notes payable
	$308,393	$189,500

Interest expense record in connection with the for the Company’s notes payable for the nine months ended September 30, 2014 and the year ended December 31, 2013 totaled $34,285 and $13,381, respectively.

Convertible notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

Convertible promissory note issued to an individual, bearing interest at a rate of 24%, convertible at a rate of $1, unsecured and due on demand.	$125,000	$125,000

Convertible promissory note issued to an individual, bearing interest at a rate of 29%, convertible at a rate of $1, unsecured and currently in default.	100,000	100,000

Convertible promissory note issued to an individual, bearing interest at a rate of 24%, convertible at a rate of $1, unsecured and currently in default.	13,000	13,000

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a rate of $1, unsecured and due on demand.	17,500	17,500

Convertible promissory note issued to an entity, bearing interest at a rate of 12%, convertible at a variable rate based on average low trades and a discount of 40%, secured by assets of the Company and maturing on April 23, 2015.	100,000	—

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a variable rate based on market price, secured by assets of the Company and maturing on January 14, 2015.	50,000	—

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a variable rate based on average low trades and a discount of 40%, secured by assets of the Company and maturing on May 15, 2015.	50,000	—

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a variable rate based on average low trades and a discount of 40%, secured by assets of the Company and maturing on March 12, 2015.	150,000	—

Convertible promissory note issued to an entity, bearing interest at a rate of 12%, convertible at a variable rate based on average low trades and a discount of 35%, secured by assets of the Company and maturing on July 14, 2015.	35,000	—

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a variable rate based on average low trades and a discount of 35%, secured by assets of the Company and maturing on June 24, 2015.	58,500	—

Convertible promissory note issued to an entity, bearing interest at a rate of 8%, convertible at a variable rate based on average low trades and a discount of 35%, secured by assets of the Company and maturing on September 11, 2015.	63,250	—

Less discounts	(343,816)	(1,232)
Total notes payable
	$472,434	$254,268

Interest expense record in connection with the for the Company’s convertible notes payable for the nine months ended September 30, 2014 and the year ended December 31, 2013 totaled $71,927and $13,381, respectively. Amortization expense related to debt discounts totaled $120,751 for the nine months ended September 30, 2013. Additionally, the Company recognized a derivative liability arising from variable conversion rates of its convertible debt with a fair value of $710,316 at September 30, 2013 and an unrealized loss on the adjustment to fair value of the derivatives in the amount of $283,066.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

The Company is authorized to issue up to 760,000,000 shares of par value common stock.

During the three month period ended September 30, 2014 the Company authorized the issuance of 277,738 shares to various individuals for consulting services received by the Company. The estimate fair value of the issuances totaled $172,493 based upon the market price on the date of grant.

In addition, the Company also authorized the issuance of 61,000 shares in connection with financing fees incurred during the three month period. The estimate fair value of the issuances totaled $56,650 based upon the market price on the date of grant.

The Company also issued 21,000 shares of its common stock for the conversion of $21,000 in short-term notes issued and converted during the three month period ended September 30, 2014.

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

During the three months ended September 30, 2014, the Company recorded executive compensation totaling $60,000 and interest expense totaling $23,056.

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

During the three months ended September 30, 2014, the Company recorded executive compensation totaling $33,750 and no interest expense.

Consulting agreement with Chief Financial Officer

Effective January 1, 2014 the Company extended its consulting agreement for services of the chief financial officer for an additional three-month term. In accordance with the agreement, the Company granted 30,000 shares of its common stock as full consideration for these services and has recorded compensation expense totaling $55,500 based on the fair market value on the date of grant. On April 1, 2014 and July 1, 2014, the parties agreed to a subsequent term of three months and an additional issuance of 30,000 shares of common stock for each three-month term.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Revenues

Comparison of the three month period ended September 30, 2014 and 2013.

Total net revenue during the three months ended September 30, 2014 was $281,252 as compared to $169,898 for the three months ended September 30, 2013. Gross profit for the three months ended September 30, 2014 and 2013 was $17,502 and $79,086, respectively. Additionally, during the three months ended September 30, 2014, the cost of goods sold was $13,750 as compared to $90,812 for the three months ended September 30, 2013. The increase in total net revenue for the three months ended September 30, 2014, as compared to three months ended September 30, 2013, was largely due to a licensing agreement.

Comparison of the nine-month period ended September 30, 2014 and 2013.

Total net revenue during the nine months ended September 30, 2014 was $711,893 as compared to $447,876 for the nine months ended September 30, 2013. Gross profit for the nine months ended September 30, 2014 and 2013 was $443,336 and $75,229, respectively. Additionally, during the nine months ended September 30, 2014, the cost of goods sold was $268,527 as compared to $372,647 for the nine months ended September 30, 2013.

Operating Expenses

Comparison of the nine month period ended September 30, 2014 and 2013.

Operating expenses during the three months ended September 30, 2014 were $720,956, of which $352,890 was for consulting fees, $73,097 was for compensation expense, $253,064 was for general and administrative costs, $24,571 was for professional fees, $4,737 was for promotional and marketing, and the remaining $12,597 was related to selling expense. In comparison, operating expenses during the three months ended September 30, 2013 were $733,672, of which $43,227 was for consulting fees, $386,803 was for compensation expense, $176,665 was for general and administrative costs, $37,926 was for professional fees, $19,926 was for promotional and marketing, and the remaining $69,125 was related to selling expense

Comparison of the nine month period ended September 30, 2014 and 2013.

Operating expenses during the nine months ended September 30, 2014 were $4,092,280 of which $517,099 was for consulting fees, $2,715,156 was for compensation expense, $471,846 was for general and administrative costs, $144,099 was for professional fees, $43,081 was for promotional and marketing, and the remaining $200,999 was related to selling expense. In comparison, operating expenses for the nine months ended September 30, 2013 were $1,705,984 of which $100,514 was for consulting fees, $899,420 was for compensation expense, $410,795 was for general and administrative costs, $88,187 was for professional fees, $46,333 was for promotional and marketing, and the remaining $160,735 was related to selling expense.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended September 30, 2014 and 2013 of $1,014,082 and $708,269, respectively.  As we achieve an increase to our existing market share, with an expected result of greater net revenues over the next twelve months, we expectantly would also anticipate a relative decrease in net loss as a direct result.

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

Liquidity and Capital Resources

The following table summarizes total current assets and total current liabilities at September 30, 2014 compared to December 31, 2013 (restated).

	Period Ended September 30, 2014	Year Ended December 31, 2013 (restated)
Total Current Assets	$269,759	$250,982
Total Liabilities	$3,557,688	$1,781,083

For the period ended September 30, 2014, the Company had total current assets of $269,759 which consists of cash of $72,010, accounts receivable of $43,912 , non-cash prepaid expenses of $NIL, and inventory of $153,837. For the period ending September 30, 2014, the Company had total current liabilities of $3,557,688 which consists of accounts payable of $641,450, accrued compensation for related party of $1.039,012, accrued interest of $20,003, accrued interest payable to related parties of $113,050, line of credit for related party of $253,000, notes payable of $308,393, convertible notes payable of $472,434 and derivative liability of $710,316. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

For the year ended December 31, 2013, the Company had total current assets of $250,982 that consisted of cash of $18,804, accounts receivable of $50,392, prepaid expenses of $61,583 and inventory of $120,203. As of December 31, 2013, the Company had total current liabilities of $1,781,083 which consisted of accounts payable and accrued expenses of $272,253, accrued compensation for related party of $803,236, accrued interest of $46,312, accrued interest to a related party of $10,014, line of credit to related party of $205,500, notes payable of $189,500, convertible notes payable net of discounts of $254,268, and derivative liability of $NIL.

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities.

 Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows from (used in) Operating Activities	$(781,544)	$(1,050,315)
Cash Flows from (used in) Investing Activities	$0	$(2,750)
Cash Flows from (used in) Financing Activities	$834,750	$1,116,500

Operating Activities

Net cash used by operating activities was $781,544 for the nine months ended September 30, 2014, as compared to $1,050,312 used in operating activities for the nine months ended September 30, 2013. The decrease in net cash used in operating activities was primarily due to an increase in accounts receivable and decrease in accrue interest owed to related parties.

Investing activities

Net cash used in investing activities was $NIL for the nine months ended September 30, 2014 as compared to $2,570 used in investing activities for the nine months ended September 30, 2013.

Financing activities and future financings

Net cash provided by financing activities for the nine months ended September 30, 2014 was $834,750, as compared to $1,116,500 for the nine months ended September 30, 2013. The decrease of net cash provided by financing activities was mainly attributable to a decrease in proceeds from related party line of credit, a decrease in proceeds from notes payable, an increase in proceeds from convertible notes payable, and a decrease in proceeds from the sale of common stock.

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

Cash Requirements

Our cash on hand as of September 30, 2014 was $72,010. The Company has incurred a net loss of $4,308,090 for the nine months period ended September 30, 2014 as compared to $1,765,330 at September 30, 2013. While the Company has recognized revenues from operations, the revenues generated are not sufficient to sustain operations. The Company does have sufficient funds to acquire new business assets and maintain its existing operations at this time.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

On July 21, 2014, the Company issued 21,000 shares of restricted common stock, at a cost basis of $1.00 to three Lenders pursuant to the Conversion Notice(s) dated July 2, 2014 converting those certain Convertible Promissory Note(s) dated July 1, 2014.

On August 25, 2014, the Company issued 56,500 shares of restricted common stock pursuant to a Consulting Agreement dated April 7, 2014.

On April 7, 2014, the Company issued 30,000 shares of restricted common stock to the Company’s CFO as compensation pursuant to an Employment Agreement originally dated September 24, 2013, for services rendered to the Company.

On August 26, 2014, the Company issued an aggregate total of 950,000 shares of restricted common stock to two of the Company’s executive officers pursuant to those certain Employment Agreements dated January 1, 2014 for annual compensation.

On September 15, 2014, the Company issued 5,000 shares of restricted common stock pursuant to a Consulting Agreement dated June 19, 2014.

On September 15, 2014, the Company issued 32,500 shares of restricted common stock as consideration for entering into the Second Addendum, dated May 2, 2014, to the Promissory Note originally dated May 22, 2013.

Subsequent Issuances:

On October 6, 2014, the Company authorized the issuance of 6,000 shares of restricted common stock as compensation for services rendered.

On October 6, 2014, the Company authorized the issuance of an aggregate of 163,738 shares of restricted common stock to three consultants as compensation pursuant to their Consulting Agreements.

On October 6, 2014, the Company issued 30,000 shares of restricted common stock to the Company’s CFO as compensation pursuant to an Employment Agreement originally dated September 24, 2013, for services rendered to the Company.

On October 8, 2014, the Company issued 625,000 shares of restricted common stock pursuant to the conversion of $200,000 of debt owed to one of the Company’s chief executive officer.

On November 3, 2014, the Company issued 100,000 shares of restricted common stock to one employee pursuant to their employment agreement.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

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

NOHO, INC.

Date: November 19, 2014	By:	/s/ John Grdina
John Grdina
Its: President and Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

